Form 10-Q
period 1995-04-22
BLESSINGS CORP
filed 1995-06-02
CIK 12614

FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549
(Mark One)

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       April 22, 1995
                               -------------------------
                                                        OR

                ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission file number                   1-4684

                               Blessings Corporation
               (Exact name of registrant as specified in its charter)

           Delaware                                       13-5566477
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

           200 Enterprise Drive, Newport News, VA 23603
             (Address of principal executive offices)
                            (Zip Code)

                            804 887 2100
        (Registrant's telephone number, including area code)

                               None
     (Former name, former address and former fiscal year, if
                    changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                          Outstanding as of May 26, 1995
  -----                                          ------------------------------

Common stock, $.71 par value                               10,206,338

                         BLESSINGS CORPORATION
                                 INDEX

                                                          PAGE NUMBER

PART I:         FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Condensed Balance Sheets
                April 22, 1995 and December 31, 1994           1

                Consolidated Condensed Statements of
                Earnings - sixteen weeks ended
                April 22, 1995 and April 23, 1994              2

                Consolidated Condensed Statements of
                Cash Flows - sixteen weeks ended
                April 22, 1995 and April 23, 1994              3

                Notes to Consolidated Condensed
                Financial Statements                           4

                Review by Independent Certified
                Public Accountants                             7

                Independent Accountants' Report                8

                Letter in Lieu of Consent of
                Independent Public Accountants                 9


       Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                  10

PART II:        OTHER INFORMATION

       Item 2.  Changes in Securities                          12

       Item 4.  Submission of Matters to A Vote by
                Security Holders                               12

       Item 6.  Exhibits and Reports on Form 8-K               12

                                           PART I. FINANCIAL INFORMATION
                                       BLESSINGS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                       April 22, 1995            December 31, 1994*
                                                                         (Unaudited)                  (Audited)
ASSETS
Current Assets:
  Cash & cash equivalents                                                 $3,743,300                  $6,975,800
  Accounts receivable less allowance for
    doubtful accounts of $1,202,200 &
    $1,170,700                                                            16,696,700                  21,253,500
  Inventories                                                             14,358,200                  15,865,600
  Prepaid deferred taxes                                                     760,800                     760,800
  Prepaid expenses                                                         1,046,200                   1,425,400
                                                                        ------------                ------------
      Total Current Assets                                                36,605,200                  46,281,100
                                                                        ------------                ------------
Property, plant and equipment (less
  accumulated depreciation & amortization
  of $34,528,200 & $33,271,400)                                           67,517,200                  75,021,700
Goodwill                                                                  25,701,200                  25,966,200
Deferred taxes                                                             4,165,700                   2,173,700
Other assets                                                               1,974,200                   2,113,600
                                                                        ------------                ------------
      Total Assets                                                      $135,963,500                $151,556,300
                                                                        ============                ============
LIABILITIES & SHAREHOLDERS' EQUITY Current Liabilities:
  Accounts payable and accrued expenses                                  $17,229,200                 $23,504,800
  Income taxes payable                                                     2,041,900                   1,960,200
  Current installments on long-term debt                                   6,751,400                   8,650,400
                                                                        ------------                ------------
      Total Current Liabilities                                           26,022,500                  34,115,400
                                                                        ------------                ------------
Long-term debt                                                            24,386,300                  26,475,800
Deferred taxes on income                                                   6,947,300                   7,103,700
Deferred supplemental pension liability                                    1,533,500                   1,573,100
Minority interest                                                          6,693,900                   9,918,100
Shareholders' Equity:
  Common stock                                                             7,252,500                   7,250,400
  Additional paid in capital                                               6,204,300                   6,196,100
  Translation loss                                                        (5,675,600)                 (2,687,500)
  Retained earnings                                                       62,747,700                  61,847,100
                                                                        ------------                ------------
                                                                          70,528,900                  72,606,100
Common stock in treasury at cost                                            (148,900)                   (235,900)
                                                                        ------------                ------------
      Total Shareholders' Equity                                          70,380,000                  72,370,200
      Total Liabilities and Shareholders'                               ------------                ------------
        Equity                                                          $135,963,500                $151,556,300
                                                                        ============                ============

See Independent Accountants' Review Report and Notes to Consolidated Condensed
Financial Statements.

*The balance  sheet at December  31, 1994 has been taken from audited  Financial
Statements at that date, and condensed.

                                     BLESSINGS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                                  (Unaudited)

                                                                           16 Weeks Ended             16 Weeks Ended
                                                                           April 22, 1995             April 23, 1994
Continuing Operations:
Net sales                                                                    $45,056,600               $36,047,100
                                                                             -----------               -----------
  Cost of sales                                                               30,940,400                22,833,600
  Selling, general and administrative                                          6,913,700                 6,519,500
  Foreign exchange loss                                                        2,962,700                        --
  Interest & dividends - net                                                     631,900                   198,300
                                                                             -----------               -----------
    Total costs and expenses                                                  41,448,700                29,551,400
                                                                             -----------               -----------
Earnings from continuing operations before provision for taxes
on income and minority interest                                                3,607,900                 6,495,700
                                                                             -----------               -----------
Taxes on income
  Current                                                                      1,563,600                 2,529,000
  Deferred                                                                        27,200                    32,900
                                                                             -----------               -----------
    Total taxes                                                                1,590,800                 2,561,900

Minority interest in net income of subsidiary                                     95,900                        --
                                                                             -----------               -----------
Net earnings from continuing operations                                        1,921,200                 3,933,800
                                                                             -----------               -----------
Discontinued Operations:
Earnings from operation of discontinued Geri-
  Care Products Division less applicable
  taxes on income                                                                     --                   138,600
                                                                             -----------               -----------
Net earnings from discontinued operations                                             --                   138,600
                                                                             -----------               -----------
Net Earnings                                                                  $1,921,200                $4,072,400
                                                                             ===========               ===========
Average number of shares of common
  stock outstanding                                                           10,205,588                 9,769,418
                                                                             ===========               ===========
Common stock outstanding at close of period                                   10,206,338                 9,770,318
                                                                             ===========               ===========
Earnings per share on common stock:
  From continuing operations                                                       $ .19                     $ .41
  From operations of discontinued Geri-Care
    Products Division                                                                  -                       .01
                                                                             -----------               -----------
  Net earnings per share                                                           $ .19                     $ .42
                                                                             ===========               ===========
  Dividends per share                                                              $ .10                     $ .08
                                                                             ===========               ===========

See accompanying Notes to Consolidated Condensed Financial Statements.


                               BLESSINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  16 Weeks Ended         16 Weeks Ended
                                                                                  April 22, 1995         April 23, 1994

Cash flows from operating activities:
  Net earnings from continuing operations                                          $1,921,200              $3,933,800
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Earnings from discontinued operations                                                --                 138,600
      Depreciation and amortization                                                 2,373,500               1,985,200
      Amortization - Goodwill                                                         265,000                      --
      Amortization - other                                                              7,900                  15,300
      Minority interest in net income of con-
        solidated subsidiary                                                           95,900                      --
      Provision for losses on accounts receivable                                     117,800                 290,500
      (Gain) loss on sale of assets                                                    (5,900)                     --
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable                                    2,294,700              (1,771,300)
      (Increase) decrease in inventories                                              390,200              (1,093,200)
      (Increase) decrease in prepaid expenses                                         346,200                (140,100)
      Increase (decrease) in accounts payable
        & accrued expenses                                                         (3,074,000)              1,105,500
      Increase (decrease) in taxes on income                                          339,300               1,062,300
      Increase (decrease) in deferred taxes
        on income                                                                      27,200                  32,900
      (Increase) decrease in other assets                                            (207,700)               (155,900)
      Increase (decrease) in other liabilities                                         (6,500)                245,400
                                                                                   ----------              ----------
Net cash provided by operating activities                                           4,884,800               5,649,000
                                                                                   ----------              ----------
Cash flows from investing activities:
  Proceeds from disposition of fixed assets                                            25,200                      --
  Capital expenditures                                                             (2,861,000)             (4,116,400)
                                                                                   ----------              ----------
Net cash required by investing activities                                          (2,835,800)             (4,116,400)
                                                                                   ----------              ----------
Cash flows from financing activities:
  Reduction of long term debt                                                      (2,942,600)             (1,516,700)
  Issuance of common stock under stock
    option plan                                                                        30,800                  94,400
  Issuance and acquisition of treasury stock
    - net                                                                              66,500                 133,600
  Dividends paid                                                                   (1,020,600)               (781,400)
                                                                                   ----------              ----------
Net cash required by financing activities                                          (3,865,900)             (2,070,100)
                                                                                   ----------              ----------
Effect of exchange rate changes on cash                                            (1,415,600)                     --
                                                                                   ----------              ----------
Net incr. (decr.) in cash and cash equivalents                                     (3,232,500)               (537,500)

Cash and cash equivalents at beginning of year                                      6,975,800              10,264,800
                                                                                   ----------              ----------
Cash and cash equivalents at end of period                                         $3,743,300              $9,727,300
                                                                                   ==========              ==========

See Independent Accountants' Review Report and Notes to Consolidated Condensed
 Financial Statements.

                                    BLESSINGS CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED CONDENSED
                                             FINANCIAL STATEMENTS
                                    (See Independent Accountants' Report)


1.       The  consolidated  condensed  balance  sheet  as  of  April  22,  1995, the consolidated condensed statements of earnings for the sixteen week periods ended April 22, 1995, and April 23, 1994, and the consolidated condensed statements of cash flows for the sixteen week periods then ended have been prepared by the company without audit. Nacional de Envases, S.A. de C.V. (NEPSA), the company's 60% owned Mexican subsidiary, prepares its financial statements monthly. Consequently, NEPSA's first quarter ended March 31,1995. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at April 22, 1995, and for all periods presented have been made. The company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. For accounting policies, see Notes to Consolidated Financial Statements in the company's
         Annual Report to Shareholders for the fiscal year ended December 31, 1994.

2. The company translates foreign currency financial statements by translating balance sheet accounts at the current exchange rate and income statement accounts at the average exchange rate for the quarter. Translation gains and losses are recorded in shareholders' equity, and transaction gains and losses are reflected in income.

3. The results of operations for the sixteen weeks ended April 22, 1995 are not necessarily indicative of the results to be expected for the full year.


4.       Inventories           April 22, 1995                 December 31, 1994
                               --------------                 -----------------

         Raw Materials           $ 10,163,000                      $ 12,464,900
         Finished Goods             4,195,200                         3,400,700
                                 ------------                      ------------

                                 $ 14,358,200                      $ 15,865,600
                                 ============                      ============


         Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out method (FIFO).


5.       Long-term debt:

                                                                      April 22, 1995               December 31, 1994
                                                                      --------------               -----------------

           Long-term debt consists of the following:

           Georgia Loan                                                 $  2,750,000                    $  3,250,000
           Virginia Loan                                                   3,300,000                       3,900,000
           6% Term Loan                                                      625,000                       1,041,700
           NEPSA Credit Agreement                                         22,656,300                      23,437,500
           Mexico Bank Loans                                               1,806,400                       3,497,000
                                                                        ------------                    ------------

                                                                        $ 31,137,700                    $ 35,126,200
           Less installments due within one year
                                                                           6,751,400                       8,650,400
                                                                        ------------                    ------------

           Due after one year                                           $ 24,386,300                    $ 26,475,800
                                                                        ============                    ============

         For further details, see Note 6 of the Annual Report to Shareholders for the fiscal year ended December 31, 1994.

6.       Shareholders' Equity

         During the sixteen weeks ended April 22, 1995, shareholders' equity decreased as follows:


          Net earnings                                                                                   $ 1,921,200
          Dividends declared                                                                              (1,020,600)
          Issuance of common stock under stock     option plan
                                                                                                              30,800
          Issuance and acquisition of treasury     stock - net
                                                                                                              66,500

          Translation loss                                                                                (2,988,100)
                                                                                                         -----------
          Total decrease in shareholders' equity                                                         $(1,990,200)
                                                                                                         ===========
7.       Interest and Dividends - Net

                                                                  16 Weeks Ended                      16 Weeks Ended
                                                                  April 22, 1995                      April 23, 1994
                                                                  --------------                      --------------

          Interest expense                                            $  811,400                         $   331,200
          Interest income                                               (179,500)                           (121,300)
          Dividend income                                                    --                              (11,600)
                                                                      ----------                         -----------

          Total interest and dividends - net
                                                                      $  631,900                         $   198,300
                                                                      ==========                         ===========

8. During the sixteen week period ending April 22, 1995, the effective tax rate was 44.0% compared to a rate of 39.4% during the sixteen week period ending April 23, 1994. Income taxes have been computed based on the estimated annual effective tax rate.

9. The purchase of NEPSA on July 5, 1994, resulted in $26,505,300 of goodwill. This amount will be amortized on a straight-line basis over its estimated life of 25 years.

10. On August 5, 1994 the company sold the assets of the Geri-Care Products Division. Geri-Care's net results for the first quarter of 1994 are reflected under Discontinued Operations. During the first quarter of 1994 the division reported net sales of $4,411,400 and pre-tax earnings of $226,800.

11.      Cash payments for interest and income taxes were:

                                16 Weeks Ended                   16 Weeks Ended
                                April 22, 1995                   April 23, 1994
                                --------------                   --------------

          Interest                 $   868,900                      $   320,800
          Income tax               $ 1,358,000                      $ 1,541,600

                                   REVIEW BY

                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Consolidated Condensed Financial Statements as of April 22, 1995 and for the sixteen week periods ended April 22, 1995 and April 23, 1994 have been reviewed prior to filing by Deloitte & Touche LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting  upon their review is included as
Part I - Exhibit 1.

Independent Accountants' Report



To the Board of Directors
Blessings Corporation
Newport News, Virginia


We have reviewed the accompanying consolidated condensed balance sheet of Blessings Corporation and subsidiaries as of April 22, 1995, and the related consolidated condensed statements of earnings and cash flows for the sixteen weeks ended April 22, 1995 and April 23, 1994. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Blessings Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 1, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
Richmond, Virginia
May 12, 1995

May 12, 1995



Board of Directors
Blessings Corporation
Newport News, Virginia


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Blessings Corporation and subsidiaries for the sixteen week periods ended April 22, 1995 and April 23, 1994, as indicated in our report dated May 12, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended April 22, 1995, is incorporated by reference in the Registration Statement (Post-Effective Amendment Number 11 to Form S-8 on Form S-3).

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



Deloitte & Touche, LLP
Richmond, Virginia


                                                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY:

          The following table set forth for the period  indicated 1) the amounts and percentages  which certain items  reflected in the financial data bear to net sales of the Company and 2) the percentage  increase (decrease) of  such items  as  compared  to the indicated prior period:

                                                            Relationship to Net Sales                                 Percent
                                                                   Period Ended                                 Increase/(Decrease)
                                       ----------------------------------------------------------------         -------------------
                                       16 Weeks Ended                     16 Weeks Ended
                                       April 22, 1995       Percent       April 23, 1994       Percent               1995/1994
                                       --------------       -------       --------------       -------               ---------
Net Sales                                 $45,056,600       100.0            $36,047,100        100.0                   25.0

Cost of sales                              30,940,400        68.7             22,833,600         63.3                   35.5
                                          -----------       -----            -----------        -----
Gross margin                               14,116,200        31.3             13,213,500         36.7                    6.8

Other costs and
  expenses                                 10,508,300        23.3              6,717,800         18.6                   56.4
                                          -----------       -----            -----------        -----
Earnings from continu-
  ing operations before
  taxes on income and
  minority interest                         3,607,900         8.0              6,495,700         18.0                  (44.5)

Taxes on income                             1,590,800         3.5              2,561,900          7.1                  (37.9)
                                          -----------       -----             ----------        -----
Minority interest in net
  income of subsidiary                         95,900          .2                     --           --                    N/A
                                          -----------       -----             ----------        -----
Net earnings from contin-
  uing operations                           1,921,200         4.3              3,933,800         10.9                  (51.2)

Profit from discontinued
  operations                                       --          --                138,600           .4                 (100.0)
                                          -----------       -----             ----------        -----
Net earnings                               $1,921,200         4.3             $4,072,400         11.3                  (52.8)
                                          ===========       =====             ==========        =====                 =======

RESULTS OF OPERATIONS:

Net Sales:

         Net sales increased by 25% over the same quarter last year. The increase was the result of the consolidation of net sales from Nacional de
Envases, S.A. de C.V. (NEPSA). The purchase of 60% of NEPSA was effective on July 5, 1994. Consequently there were no sales incorporated into the company's results during the first half of 1994. Domestic sales were down by 9% from the prior year's first quarter due primarily to a general trend by diaper manufacturers to purchase thinner gauge diaper backsheet materials. In addition, demand in Mexico was lower than expected due to the peso devaluation and the resulting recession.
         Improvements are anticipated from the first quarter's results as new product applications currently in the development stages come to market and stability returns to the Mexican economy.

Operating Costs and Expenses:

         Gross margin declined from the unusually high 1994 first quarter results by 5.4 percentage points. This decline was the result of the company's inability to pass through all the polyolefin price increases which have occurred since the first quarter last year and the weaker demand for film products discussed above. The company has instituted rigid cost controls in an effort to recapture some of this margin erosion. In addition, other costs and expenses have increased due to a foreign exchange transaction loss of $2,962,700 associated with the decline of the peso against the dollar and increased interest expense associated with the purchase of NEPSA being reflected in the first quarter of 1995.

Taxes on Income:

         The effective tax rate for the first quarter ended April 22, 1995 was 44.0%, up from the 39.4% for the first quarter of 1994. The increase was primarily the result of a higher effective tax rate associated with NEPSA and the related non-deductible goodwill amortization.

Liquidity and Capital Resources:

         As of April 22, 1995, the company had working capital of $10,582,700 compared to $12,165,700 at year-end, a decrease of $(1,583,000). The ratio of current assets to current liabilities at the end of the quarter and at year-end was 1.4 to 1. The company was not utilizing any of its $6 million revolving credit line or $7 million short-term credit at the end of the quarter.

PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

                  Long-term debt agreements contain various restrictive covenants limiting the incurrence of additional indebtedness, mergers and acquisitions. The agreements also include quarterly tests relating to the maintenance of working capital, equity, and fixed charge and interest coverage ratios.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) Blessings Corporation's annual meeting of security holders was held on May 16, 1995.

                  (b)      Proxies  were  solicited  by  Blessings'   management
                           pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's twelve (12) nominees for directors as listed in the proxy statement and all such nominees were elected.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits: A report by Independent Certified Public Accountants filed in Part I.

                  (b) Reports on Form 8-K: Registrant filed one Current Report on Form 8-K, dated April 18, 1995, relating to a press release regarding the company's projected earnings for the first quarter.

                              S I G N A T U R E S

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                             BLESSINGS CORPORATION




DATED:   June 1, 1995      /s/Wayne A. Durboraw
         ------------      ---------------------------------------
                           Wayne A. Durboraw, Controller



DATED:   June 1, 1995      /s/James P. Luke
         ------------      ---------------------------------------
                           James P. Luke, Executive Vice President
                           (Principal Financial Officer)