Form 10-Q
period 1995-07-15
BLESSINGS CORP
filed 1995-08-25
CIK 12614

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 15, 1995
                               ------------------------
                                       OR

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

Yes   x   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding as of August 15, 1995
-----                                        ---------------------------------

Common stock, $.71 par value                           10,131,488

                             BLESSINGS CORPORATION
                                     INDEX

                                                         PAGE NUMBER

PART I:        FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Condensed Balance Sheets
               July 15, 1995 and December 31, 1994            1

               Consolidated Condensed Statements of
               Earnings - twelve and twenty-eight
               weeks ended July 15, 1995 and July 16, 1994    2


               Consolidated Condensed Statements of
               Cash Flows - twelve and  twenty-eight
               weeks  ended July 15, 1995 and July 16, 1994   3


               Notes to Consolidated Condensed
               Financial Statements                           4

               Review by Independent Certified
               Public Accountants                             7

               Independent Accountants' Report                8

               Letter in Lieu of Consent of
               Independent Public Accountants
                                                              9

      Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                 10

PART II:       OTHER INFORMATION

      Item 2.  Changes in Securities                         13

      Item 6.  Exhibits and Reports on Form 8-K              13


                         PART I. FINANCIAL INFORMATION
                     BLESSINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        July 15, 1995            December 31, 1994*
                                                                         (Unaudited)                  (Audited)
ASSETS
Current Assets:
  Cash & cash equivalents                                               $  3,029,800                $  6,975,800
  Accounts receivable less allowance for
    doubtful accounts of $1,081,000 &
    $1,170,700                                                            19,846,700                  21,253,500
  Inventories                                                             13,479,000                  15,865,600
  Prepaid deferred taxes                                                     760,800                     760,800
  Prepaid expenses                                                           537,100                   1,425,400
                                                                        ------------                ------------
      Total Current Assets                                                37,653,400                  46,281,100
                                                                        ------------                ------------
Property, plant and equipment (less
  accumulated depreciation & amortization
  of $36,500,800 & $33,271,400)                                           70,212,800                  75,021,700
Goodwill                                                                  25,436,100                  25,966,200
Deferred taxes                                                             4,628,800                   2,173,700
Other assets                                                               1,483,500                   2,113,600
                                                                        ------------                ------------
      Total Assets                                                      $139,414,600                $151,556,300
                                                                        ============                ============
LIABILITIES & SHAREHOLDERS' EQUITY
  Current Liabilities:
  Accounts payable and accrued expenses                                 $ 15,419,200                $ 23,504,800
  Short-term bank note                                                     3,000,000                          --
  Income taxes payable                                                     1,776,600                   1,960,200
  Current installments on long-term debt                                   6,536,000                   8,650,400
                                                                        ------------                ------------
      Total Current Liabilities                                           26,731,800                  34,115,400
                                                                        ------------                ------------
Long-term debt                                                            24,221,700                  26,475,800
Deferred taxes on income                                                   7,322,500                   7,103,700
Deferred supplemental pension liability                                    1,553,000                   1,573,100
Minority interest                                                          8,339,200                   9,918,100
Shareholders' Equity:
  Common stock                                                             7,252,500                   7,250,400
  Additional paid in capital                                               6,204,300                   6,196,100
  Translation loss                                                        (4,931,700)                 (2,687,500)
  Retained earnings                                                       63,528,700                  61,847,100
                                                                        ------------                ------------
                                                                          72,053,800                  72,606,100
Common stock in treasury at cost                                            (807,400)                   (235,900)
                                                                        ------------                ------------
      Total Shareholders' Equity                                          71,246,400                  72,370,200
      Total Liabilities and Shareholders'                               ------------                ------------
        Equity                                                          $139,414,600                $151,556,300
                                                                        ============                ============

See Independent Accountants' Review Report and Notes to Consolidated Condensed
Financial Statements.

*The balance  sheet at December  31, 1994 has been taken from audited  Financial
Statements at that date, and condensed.





                                                                                        - -
                                                      BLESSINGS CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                                                    (Unaudited)

                                                            12 Weeks Ended     12 Weeks Ended     28 Weeks Ended     28 Weeks Ended
                                                             July 15, 1995      July 16, 1994      July 15, 1995      July 16, 1994
Continuing Operations:
Net sales                                                      $38,729,000        $26,261,200        $83,785,600        $62,308,300
                                                               -----------        -----------        -----------        -----------
   Cost of sales                                                27,375,400         17,416,700         58,315,800         40,250,300
   Selling, general and administrative                           5,824,100          5,199,300         12,737,800         11,718,800
   Foreign exchange (gain) loss                                    (25,000)                --          2,937,700                 --
   Interest & dividends - net                                      584,900            203,900          1,216,800            402,200
                                                               -----------        -----------        -----------        -----------
     Total costs and expenses                                   33,759,400         22,819,900         75,208,100         52,371,300
                                                               -----------        -----------        -----------        -----------
Earnings from continuing operations before prov-
   ision for taxes on income and minority interest               4,969,600          3,441,300          8,577,500          9,937,000
                                                               -----------        -----------        -----------        -----------
Taxes on income
   Current                                                       2,341,300          1,312,500          3,904,900          3,841,500
   Deferred                                                         13,500             24,600             40,700             57,500
                                                               -----------        -----------        -----------        -----------
     Total taxes                                                 2,354,800          1,337,100          3,945,600          3,899,000
                                                               -----------        -----------        -----------        -----------
Minority interest in net income of subsidiary                      818,700                 --            914,600                 --
                                                               -----------        -----------        -----------        -----------
Net earnings from continuing operations                          1,796,100          2,104,200          3,717,300          6,038,000
                                                               -----------        -----------        -----------        -----------
Discontinued Operations:
Earnings from operation of discontinued
  Geri-Care Products Division less applicable
  taxes on income                                                       --             49,400                 --            188,000
Profit on sale of discontinued Geri-Care Products
  Division less applicable taxes on income                              --             91,700                 --             91,700
                                                               -----------        -----------        -----------        -----------
Net earnings from discontinued operations                               --            141,100                 --            279,700
                                                               -----------        -----------        -----------        -----------
Net earnings                                                   $ 1,796,100        $ 2,245,300        $ 3,717,300        $ 6,317,700
                                                               ===========        ===========        ===========        ===========
Average number of shares of common
  stock outstanding                                             10,164,954          9,903,652         10,188,174          9,826,946
                                                               ===========        ===========        ===========        ===========
Common stock outstanding at close of period                     10,151,121         10,170,318         10,151,121         10,170,318
                                                               ===========        ===========        ===========        ===========
Earnings per share on common stock:
  From continuing operations                                         $ .17              $ .21              $ .36              $ .62
  From operations of discontinued Geri-Care
    Products Division                                                   --                .01                 --                .02
  Profit on sale of discontinued Geri-Care
    Products Division                                                   --                .01                 --                .01
                                                               -----------        -----------        -----------        -----------
Net earnings per share                                            $    .17              $ .23              $ .36              $ .65
                                                               ===========        ===========        ===========        ===========

Dividends per share                                               $    .10            $ .0875              $ .20            $ .1675
                                                               ===========        ===========        ===========        ===========
See accompanying Notes to Consolidated Condensed Financial Statements.




                                                  BLESSINGS CORPORATION & SUBSIDIARIES
                                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                       12 Weeks Ended      12 Weeks Ended      28 Weeks Ended        28 Weeks Ended
                                                       July 15, 1995       July 16, 1994       July 15, 1995         July 16, 1994
Cash flows from operating activities:
  Net earnings from continuing operations                $ 1,796,100         $ 2,104,200         $ 3,717,300           $ 6,038,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Earnings from discontinued operations                       --              49,400                  --               188,000
      Gain on sale of discontinued operations                     --              91,700                  --                91,700
      Depreciation and amortization                        1,944,800           1,365,100           4,318,300             3,350,300
      Goodwill                                               265,100                  --             530,100                    --
      Amortization - other                                     7,200              11,400              15,100                26,700
      Minority interest in net income of con-
        solidated subsidiary                                 818,700                  --             914,600                    --
      Provision for losses on accounts receivable            195,200             119,500             313,000               410,000
      (Gain) loss on sale of assets                            2,300                  --              (3,600)                   --
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable          (2,873,300)          1,895,600            (578,600)              124,300
      (Increase) decrease in inventories                   1,125,100            (796,600)          1,515,300            (1,889,800)
      (Increase) decrease in prepaid expenses                516,200            (793,900)            862,400              (934,000)
      Increase (decrease) in accounts payable
        & accrued expenses                                (2,509,000)          1,221,600          (5,583,000)            2,327,100
      Increase (decrease) in taxes on income                (321,900)           (202,700)             17,400               859,600
      Increase (decrease) in deferred taxes
        on income                                            335,000              24,600             362,200                57,500
      (Increase) decrease in other assets                   (449,100)           (718,900)           (656,800)             (874,800)
      Increase (decrease) in other liabilities                12,200              36,700               5,700               282,100
                                                         -----------         -----------         -----------           -----------
Net cash provided by operating activities                    864,600           4,407,700           5,749,400            10,056,700
                                                         -----------         -----------         -----------           -----------
Cash flows from investing activities:
  Proceeds from the sale of trading securities                    --           6,300,000                  --             6,300,000
  Proceeds from disposition of fixed assets                  438,300           1,384,400             463,500             1,384,400
  Capital expenditures                                    (2,976,400)         (3,614,600)         (5,837,400)           (7,731,000)
  Payments made for the acquisition of Mexican
    subsidiary net of cash received                               --         (39,310,800)                 --           (39,310,800)
                                                         -----------         -----------         -----------           -----------
Net cash required by investing activities                 (2,538,100)        (35,241,000)         (5,373,900)          (39,357,400)
                                                         -----------         -----------         -----------           -----------
Cash flows from financing activities:
  Short-term borrowings                                    4,400,000           2,000,000           4,400,000             2,000,000
  Reduction of long term debt                             (2,072,400)           (758,300)         (5,015,000)           (2,275,000)
  Increase in long-term debt                                      --          25,000,000                  --            25,000,000
  Issuance of common stock under stock
    option plan                                                   --                  --              30,800                94,400
  Issuance and acquisition of treasury stock
    - net                                                   (658,400)                 --            (591,900)              133,600
  Dividends paid                                          (1,020,700)           (854,300)         (2,041,300)           (1,635,700)
                                                         -----------         -----------         -----------           -----------
Net cash prov. (req.) by financing activities                648,500          25,387,400          (3,217,400)           23,317,300
                                                         -----------         -----------         -----------           -----------
Effect of exchange rate changes on cash                      311,500                  --          (1,104,100)                   --
                                                         -----------         -----------         -----------           -----------
Net incr. (decr.) in cash and cash equivalents              (713,500)         (5,445,900)         (3,946,000)           (5,983,400)
Cash and cash equivalents at beginning of period           3,743,300           9,727,300           6,975,800            10,264,800
                                                         -----------         -----------         -----------           -----------
Cash and cash equivalents at end of period               $ 3,029,800         $ 4,281,400         $ 3,029,800           $ 4,281,400
                                                         ===========         ===========         ===========           ===========

See Independent Accountants' Review Report and Notes to Consolidated Condensed Financial Statements.


                     BLESSINGS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                     (See Independent Accountants' Report)


1. The consolidated condensed balance sheet as of July 15, 1995, the consolidated condensed statements of earnings for the twelve and twenty-eight week periods ended July 15, 1995, and July 16, 1994, and the consolidated condensed statements of cash flows for the twelve and twenty-eight week periods then ended have been prepared by the company without audit. Nacional de Envases, S.A. de C.V. (NEPSA), the company's 60% owned Mexican subsidiary prepares its financial statements monthly. Consequently, NEPSA's second quarter ended June 30, 1995. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at July 15, 1995, and for all periods presented have been made. The company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. For accounting policies, see Notes to Consolidated Financial Statements in the company's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

2. The company translates foreign currency financial statements by translating balance sheet accounts at the current exchange rate and income statement accounts at the average exchange rate for the quarter. Translation gains and losses are recorded in shareholders' equity, and transaction gains and losses are reflected in income.

3. The results of operations for the twenty-eight weeks ended July 15, 1995 are not necessarily indicative of the results to be expected for the full year.

4.       Inventories           July 15, 1995                 December 31, 1994
                               -------------                 -----------------

         Raw Materials          $  9,212,900                      $ 12,464,900
         Finished Goods            4,266,100                         3,400,700
                                ------------                      ------------

                                $ 13,479,000                      $ 15,865,600
                                ============                      ============


         Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out method (FIFO).



5.       Long-term debt:

                                                                       July 15, 1995               December 31, 1994
                                                                       -------------               -----------------
           Long-term debt consists of the following:

           Georgia Loan                                                 $  2,500,000                    $  3,250,000
           Virginia Loan                                                   3,000,000                       3,900,000
           6% Term Loan                                                      416,700                       1,041,700
           NEPSA Credit Agreement                                         21,875,000                      23,437,500
           Mexico Bank Loans                                               2,966,000                       3,497,000
                                                                        ------------                    ------------
                                                                        $ 30,757,700                    $ 35,126,200
           Less installments due within one year                           6,536,000                       8,650,400
                                                                        ------------                    ------------
           Due after one year                                           $ 24,221,700                    $ 26,475,800
                                                                        ============                    ============


         For further details, see Note 6 of the Annual Report to Shareholders for the fiscal year ended December 31, 1994.

6.       Shareholders' Equity

         During the twenty-eight weeks ended July 15, 1995, shareholders' equity increased as follows:
          Net earnings                                                  $ 3,717,300
          Dividends declared                                             (2,035,800)
          Issuance of common stock under stock     option plan               30,800
          Issuance and acquisition of treasury     stock - net             (591,900)
          Translation loss                                               (2,244,200)
                                                                        -----------
          Total decrease in shareholders' equity                        $(1,123,800)
                                                                        ===========


7.       Interest and Dividends - Net

                                                                  12 Weeks Ended                      12 Weeks Ended
                                                                   July 15, 1995                       July 16, 1994
                                                                   -------------                       -------------

          Interest expense                                            $  789,100                          $  307,600
          Interest income                                               (204,200)                            (90,800)
          Dividend income                                                     --                             (12,900)
                                                                      ----------                          ----------
          Total interest and
            dividends - net                                           $  584,900                          $  203,900
                                                                      ==========                          ==========

                                                                  28 Weeks Ended                      28 Weeks Ended
                                                                   July 15, 1995                       July 16, 1994
                                                                   -------------                       -------------

          Interest expense                                            $1,600,500                          $  638,900
          Interest income                                               (383,700)                           (212,300)
          Dividend income                                                     --                             (24,400)
                                                                      ----------                          ----------
          Total interest and
            dividends - net                                           $1,216,800                          $  402,200
                                                                      ==========                          ==========


8. During the twelve and twenty-eight week periods ending July 15, 1995, the effective tax rate was 47.4% and 46.0% respectively compared to 38.9% and 39.2% respectively during the twelve and twenty-eight week periods ending July 16, 1994. Income taxes have been computed based on the estimated annual effective tax rate.

9. The purchase of NEPSA on July 5, 1994, resulted in $26,505,300 of goodwill. This amount will be amortized on a straight-line basis over its estimated life of 25 years.

10. On August 5, 1994 the company sold the assets of the Geri-Care Products Division. Geri-Care's net results for the first half of 1994 are reflected under Discontinued Operations. During the first half of 1994 the division reported net sales of $7,450,900 and pre-tax earnings of $457,700.

11.      Cash payments for interest and income taxes were:

                             12 Weeks Ended                      12 Weeks Ended
                              July 15, 1995                       July 16, 1994
                              -------------                       -------------

          Interest               $  762,200                          $  274,200
          Income tax             $2,261,200                          $1,605,100


                             28 Weeks Ended                      28 Weeks Ended
                              July 15, 1995                       July 16, 1994
                              -------------                       -------------

          Interest               $1,631,100                          $  595,000
          Income tax             $3,619,200                          $3,146,700

                                       INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Consolidated Condensed Financial Statements as of July 15, 1995 and for the twelve and twenty-eight week periods then ended have been reviewed prior to filing by Deloitte & Touche LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting  upon their review is included as
Part I - Exhibit 1.

Independent Accountants' Report



To the Board of Directors
Blessings Corporation
Newport News, Virginia


We have reviewed the accompanying consolidated condensed balance sheet of Blessings Corporation and subsidiaries as of July 15, 1995, and the related consolidated condensed statements of earnings and cash flows for the twelve and twenty-eight weeks ended July 15, 1995 and July 16, 1994. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Blessings Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 1, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which is has been derived.



Deloitte & Touche LLP
Richmond, Virginia
August 9, 1995

August 9, 1995



Board of Directors
Blessings Corporation
Newport News, Virginia


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Blessings Corporation and subsidiaries for the twelve and twenty-eight weeks ended July 15, 1995 and July 16, 1994, as indicated in our report dated August 9, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended July 15, 1995, is incorporated by reference in the Registration Statement (Post-Effective Amendment Number 11 to Form S-8 on Form S-3).

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



Deloitte & Touche, LLP
Richmond, Virginia



                                                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY:

          The following tables set forth for the period  indicated 1) the amounts and percentages  which certain  items reflected in the financial data bear to net sales of  the Company and 2) the  percentage  increase  (decrease) of such items  as compared  to the indicated prior period:

                                                              Relationship to Net Sales                               Percent
                                                                     Period Ended                                Increase/(Decrease)
                                            ---------------------------------------------------------------      -------------------
                                             July 15, 1995        Percent       July 16, 1994       Percent          1995/1994
                                             -------------        -------       -------------       -------          ---------


Net Sales                                      $38,729,000          100.0         $26,261,200         100.0               47.5

Cost of sales                                   27,375,400           70.7          17,416,700          66.3               57.2
                                               -----------          -----         -----------         -----
Gross margin                                    11,353,600           29.3           8,844,500          33.7               28.4

Other costs and
   expenses                                      6,384,000           16.5           5,403,200          20.6               18.2
                                               -----------          -----         -----------         -----
Earnings from continu-
  ing operations before
  taxes on income and
  minority interest                              4,969,600           12.8           3,441,300          13.1               44.4

Taxes on income                                  2,354,800            6.1           1,337,100           5.1               76.1
                                               -----------          -----         -----------         -----
Minority interest in net
  income of subsidiary                             818,700            2.1                  --           N/A                N/A
                                               -----------          -----         -----------         ------
Net earnings from contin-
  uing operations                                1,796,100            4.6           2,104,200           8.0              (14.6)

Profit from discontinued
  operations                                            --             --             141,100            .5                N/A
                                               -----------          -----         -----------         ------
Net earnings                                   $ 1,796,100            4.6         $ 2,245,300           8.5              (20.0)
                                               ===========          =====         ===========         =====             =======




                                                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                                   Relationship to Net Sales                          Percent
                                                                         Period Ended                           Increase/(Decrease)
                                           -----------------------------------------------------------------    -------------------
                                            28 Weeks Ended                     28 Weeks Ended
                                             July 15, 1995        Percent       July 16, 1994       Percent         1995/1994
                                             -------------        -------       -------------       -------         ---------

Net Sales                                      $83,785,600          100.0         $62,308,300         100.0              34.5

Cost of sales                                   58,315,800           69.6          40,250,300          64.6              44.9
                                               -----------          -----         -----------         -----
Gross margin                                    25,469,800           30.4          22,058,000          35.4              15.5

Other costs and
   expenses                                     16,892,300           20.2          12,121,000          19.5              39.4
                                               -----------          -----         -----------         -----
Earnings from continu-
  ing operations before
  taxes on income and
  minority interest                              8,577,500           10.2           9,937,000          15.9             (13.7)

Taxes on income                                  3,945,600            4.7           3,899,000           6.3               1.2
                                               -----------          -----         -----------         -----
Minority interest in net
  income of subsidiary                             914,600            1.1                  --           N/A               N/A
                                               -----------          -----         -----------         -----
Net earnings from contin-
  uing operations                                3,717,300            4.4           6,038,000           9.7             (38.4)

Profit from discontinued
  operations                                            --             --             279,700            .4               N/A
                                               -----------          -----         -----------         -----
Net earnings                                   $ 3,717,300            4.4         $ 6,317,700          10.1             (41.2)
                                               ===========          =====         ===========         =====             ======


RESULTS OF OPERATIONS:

Net Sales:

         Net sales increased by 47.5% compared to the same quarter last year and 34.5% compared to the first half of 1994. The increase was the result of the consolidation of net sales from Nacional de Envases, S.A. de C.V. (NEPSA). The purchase of 60% of NEPSA was effective on July 5, 1994. Consequently there were no sales incorporated into the company's results during the first half of 1994. Domestic sales were down by 6% from the prior year's first half due primarily to a general trend by diaper manufacturers to purchase thinner gauge diaper backsheet materials. Demand in Mexico improved during the second quarter when compared to the first quarter of this year but was still behind budgeted levels due primarily to the peso devaluation and the resulting recession in that country.
         Improvements are anticipated from the first half's results as new product applications currently in the development stages come to market and stability continues in the Mexican economy.

Operating Costs and Expenses:

         Gross margin declined from the unusually high 1994 first half results by 5.0 percentage points. This decline was the result of the company's inability to pass through all the polyolefin price increases which have occurred since the first quarter last year and the weaker demand for film products discussed above. The company has instituted rigid cost controls in an effort to recapture some of this margin erosion. Other costs and expenses have remained relatively constant as a percent of sales despite the inclusion of $2,937,700 of foreign exchange loss, $530,100 of goodwill amortization and $948,100 of increased interest expense associated with the purchase of NEPSA in the first half's results.

Taxes on Income:

         The effective tax rate for the first half was 46.0% compared to 39.2% for the first half of last year. The increase was primarily the result of a higher effective tax rate associated with NEPSA and the related non-deductible goodwill amortization.

Liquidity and Capital Resources:

         As of July 15, 1995, the company had working capital of $10,921,600 compared to $12,165,700 at year-end, a decrease of $(1,244,100). The ratio of current assets to current liabilities at the end of the quarter and at year-end was 1.4 to 1. The company was not utilizing any of its $6 million revolving credit line. However, the company was utilizing $3 million of its $7 million short-term credit at July 15, 1995. The company is currently projecting that the $3 million short-term loan will not be outstanding at the end of the year.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits: A report by Independent Certified Public Accountants filed in Part I.

                  (b) Reports on Form 8-K: There were no reports on Form 8-K for the twelve weeks ended July 15, 1995.

                                S I G N A T U R E S

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                BLESSINGS CORPORATION




DATED:        August 25, 1995   /s/Wayne A. Durboraw
              ---------------  ------------------------------------------
                                 Wayne A. Durboraw, Controller



DATED:        August 25, 1995   /s/James P. Luke
              ---------------  ------------------------------------------
                                 James P. Luke, Executive Vice President
                                       (Principal Financial Officer)