Form 10-Q
period 1995-10-07
BLESSINGS CORP
filed 1995-11-17
CIK 12614

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended           October 7, 1995
                               -------------------------
                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                   1-4684
                          ---------------------------------------

                           Blessings Corporation
            (Exact name of registrant as specified in its charter)

           Delaware                                       13-5566477
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

Yes   x   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class                                       Outstanding as of November 7, 1995
 -----                                       ----------------------------------

Common stock, $.71 par value                            10,123,888

                                               BLESSINGS CORPORATION
                                                       INDEX

                                                                    PAGE NUMBER

PART I:                 FINANCIAL INFORMATION

               Item 1.  Financial Statements

                        Consolidated Condensed Balance Sheets
                        October 7, 1995 and December 31, 1994           1

                        Consolidated Condensed Statements of
                        Earnings - twelve and forty weeks
                        ended October 7, 1995 and October 8,
                        1994                                            2

                        Consolidated Condensed Statements of
                        Cash Flows - twelve  and forty  weeks
                        ended  October 7, 1995 and October 8,
                        1994                                            3

                        Notes to Consolidated Condensed
                        Financial Statements                            4

                        Review by Independent Certified
                        Public Accountants                              7

                        Independent Accountants' Report                 8

                        Letter in Lieu of Consent of
                        Independent Public Accountants                  9

               Item 2.  Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                  10

PART II:                OTHER INFORMATION

               Item 2.  Changes in Securities                          13

               Item 6.  Exhibits and Reports on Form 8-K               13



                                           PART I. FINANCIAL INFORMATION
                                       BLESSINGS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                          October 7, 1995         December 31, 1994*
                                                                                            (Unaudited)                (Audited)
ASSETS
Current Assets:
  Cash & cash equivalents                                                                  $  3,339,600               $   6,975,800
  Accounts receivable less allowance for
    doubtful accounts of $1,148,800 &
    $1,170,700                                                                               20,501,000                  21,253,500
  Inventories                                                                                11,392,100                  15,865,600
  Prepaid deferred taxes                                                                        760,800                     760,800
  Prepaid expenses                                                                              857,000                   1,425,400

                                                                                           ------------                -------------
      Total Current Assets                                                                   36,850,500                  46,281,100
                                                                                           ------------                -------------

Property, plant and equipment (less
  accumulated depreciation & amortization
  of $37,901,000 & $33,271,400)                                                              71,458,600                  75,021,700
Goodwill                                                                                     25,171,100                  25,966,200
Deferred taxes                                                                                3,669,000                   2,173,700
Other assets                                                                                  2,489,500                   2,113,600

                                                                                           -------------               -------------
      Total Assets                                                                         $139,638,700                $151,556,300
                                                                                           =============               =============
LIABILITIES & SHAREHOLDERS' EQUITY (Current Liabilities:)
  Accounts payable and accrued expenses                                                    $ 18,450,100                $ 23,504,800
  Short-term bank note                                                                        2,000,000                          --
  Income taxes payable                                                                          510,600                   1,960,200
  Current installments on long-term debt                                                      6,161,000                   8,650,400

                                                                                           --------------              -------------
      Total Current Liabilities                                                              27,121,700                  34,115,400
                                                                                           --------------              -------------

Long-term debt                                                                               23,367,000                  26,475,800
Deferred taxes on income                                                                      7,553,200                   7,103,700
Deferred supplemental pension liability                                                       1,525,100                   1,573,100
Minority interest                                                                             8,755,300                   9,918,100
Shareholders' Equity:
  Common stock                                                                                7,252,500                   7,250,400
  Additional paid in capital                                                                  6,204,300                   6,196,100
  Translation loss                                                                           (4,930,500)                 (2,687,500)
  Retained earnings                                                                          63,940,600                  61,847,100

                                                                                           -------------               -------------
                                                                                             72,466,900                  72,606,100
Common stock in treasury at cost                                                             (1,150,500)                   (235,900)

                                                                                           -------------               -------------
      Total Shareholders' Equity                                                             71,316,400                  72,370,200
                                                                                           -------------               -------------
      Total Liabilities and Shareholders'
        Equity                                                                             $139,638,700                $151,556,300
                                                                                           =============               =============

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


                                                                                        - -
                                                      BLESSINGS CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                                                    (Unaudited)


                                                             12 Weeks Ended     12 Weeks Ended     40 Weeks Ended    40 Weeks Ended
                                                            October 7, 1995    October 8, 1994    October 7, 1995   October 8, 1994
                                                            ----------------   ---------------    ---------------   ---------------
Continuing Operations:

Net sales                                                       $36,767,700        $45,121,700       $120,553,300      $107,430,000
                                                                -----------        -----------       ------------      ------------
     Cost of sales                                               27,731,800         31,859,800         86,047,600        72,110,100
     Selling, general and administrative                          6,252,800          6,820,000         18,990,600        18,538,800
     Foreign exchange (gain) loss                                   331,000                 --          3,268,700                --
     Interest & dividends - net                                     712,100            704,700          1,928,900         1,106,900
                                                                -----------        -----------       ------------      ------------
          Total costs and expenses                               35,027,700         39,384,500        110,235,800        91,755,800
                                                                -----------        -----------       -----------       ------------
Earnings from continuing operations before prov
     ision for taxes on income and minority interest              1,740,000          5,737,200         10,317,500        15,674,200
                                                                -----------        -----------       ------------      ------------
Taxes on income
     Current                                                        671,400          2,884,600          4,576,300         6,726,000
     Deferred                                                       241,800           (455,000)           282,500          (397,400)
                                                                -----------        -----------      -------------      ------------
          Total taxes                                               913,200          2,429,600          4,858,800         6,328,600
                                                                -----------        -----------      -------------      ------------
Minority interest in net income of subsidiary                       414,800            506,000          1,329,400           506,000
                                                                -----------        -----------      -------------      ------------
Net earnings from continuing operations                             412,000          2,801,600          4,129,300         8,839,600
                                                                -----------        -----------      -------------      ------------
Discontinued Operations:
Earnings from operation of discontinued
     Geri-Care Products Division less applicable
     taxes on income                                                     --             18,500                 --           206,500
Profit on sale of discontinued Geri-Care Products
     Division less applicable taxes on income                            --                 --                 --            91,700
                                                                -----------        -----------      -------------      ------------
Net earnings from discontinued operations                                --             18,500                 --           298,200
                                                                -----------        -----------      -------------      ------------
Net earnings                                                    $   412,000        $ 2,820,100        $ 4,129,300      $  9,137,800
                                                                ===========        ===========      =============      ============
Average number of shares of common
     stock outstanding                                           10,126,421         10,169,806         10,169,648         9,929,804
                                                                ===========        ===========      =============      ============
Common stock outstanding at close of period                      10,123,888         10,173,272         10,123,888        10,173,272
                                                                ===========        ===========      =============      ============
Earnings per share on common stock:
     From continuing operations                                       $ .05              $ .28              $ .41             $ .90
     From operations of discontinued Geri-Care
          Products Division                                              --                 --                 --               .02
     Profit on sale of discontinued Geri-Care
          Products Division                                              --                 --                 --               .01
                                                               ------------       ------------      -------------      ------------
Net earnings per share                                                $ .05              $ .28              $ .41             $ .93
                                                               ============       ============      =============      ============

Dividends per share                                                   $ .10            $ .0875              $ .30            $ .255
                                                               ============       ============      =============      ============

See accompanying Notes to Consolidated Condensed Financial Statements.





                                                  BLESSINGS CORPORATION & SUBSIDIARIES
                                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                             12 Weeks Ended     12 Weeks Ended     40 Weeks Ended     40 Weeks Ended
                                                            October 7, 1995    October 8, 1994    October 7, 1995    October 8, 1994
                                                            ---------------    ----------------   ---------------    ---------------
Cash flows from operating activities:
  Net earnings                                                 $   412,000         $ 2,820,100       $ 4,129,300        $ 9,137,800
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on sale of discontinued operations                           --                  --                --            (91,700)
      Depreciation and amortization                              1,924,400           2,024,300         6,242,700          5,374,700
      Amortization - goodwill                                      265,000                  --           795,100                 --
      Amortization - other                                           6,700             282,400            21,800            309,000
      Minority interest in net income of con-
        solidated subsidiary                                       414,800             506,000         1,329,400            506,000
      Provision for losses on accounts receivable                  106,200              71,600           419,200            481,600
      (Gain) loss on sale of assets                                   (700)                 --            (4,300)                --
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable                  (863,900)         (3,226,700)       (1,442,500)        (3,102,200)
      (Increase) decrease in inventories                         2,033,000               1,500         3,548,300         (1,888,300)
      (Increase) decrease in prepaid expenses                     (296,500)            139,600           565,900           (794,400)
      Increase (decrease) in accounts payable
        & accrued expenses                                       4,200,500             560,200        (1,382,500)         2,887,200
      Increase (decrease) in taxes on income                    (1,253,700)           (887,400)       (1,236,300)            63,800
      Increase (decrease) in deferred taxes
        on income                                                  239,500            (455,000)          601,700           (397,400)
      (Increase) decrease in other assets                          (87,600)           (560,800)         (744,400)        (1,435,600)
      Increase (decrease) in other liabilities                     (26,300)             92,400           (20,600)           374,500
                                                                ----------         -----------       -----------        -----------

Net cash provided by operating activities                        7,073,400           1,368,200        12,822,800         11,425,000
                                                                ----------         -----------       -----------        -----------
Cash flows from investing activities:
  Proceeds from sale of discontinued operation                          --           3,391,800                --          3,391,800
  Increase in notes receivable                                          --            (550,000)               --           (550,000)
  Proceeds from the sale of trading securities                          --             500,000                --          6,800,000
  Proceeds from disposition of fixed assets                        601,200                (500)        1,064,700          1,383,900
  Capital expenditures                                          (3,686,700)         (2,260,700)       (9,524,100)        (9,991,700)
  Payments made for the acquisition of Mexican
    subsidiary net of cash received                                     --             530,900                --        (38,779,900)
                                                                ----------         -----------       -----------        -----------
Net cash required by investing activities                       (3,085,500)          1,611,500        (8,459,400)       (37,745,900)
                                                                ----------         -----------       -----------        -----------

Cash flows from financing activities:
  Short-term borrowings                                           (428,100)         (2,000,000)        3,971,900                 --
  Reduction of long-term debt                                   (1,823,400)         (1,539,600)       (6,838,400)        (3,814,600)
  Proceeds from issuance of long-term debt                              --           1,072,500                --         26,072,500
  Issuance of common stock under stock
    option plan                                                         --             400,300            30,800            494,700
  Issuance and acquisition of treasury stock - net                (343,200)           (501,600)          (935,100)         (368,100)
  Dividends paid                                                (1,015,100)           (890,700)        (3,056,400)       (2,526,400)
                                                                ----------         -----------       ------------       -----------
Net cash prov. (req.) by financing activities                   (3,609,800)         (3,459,100)        (6,827,200)       19,858,100
                                                               -----------         -----------       ------------       -----------
Effect of exchange rate changes on cash                            (68,300)           (609,800)        (1,172,400)         (609,800)
                                                               -----------         -----------       ------------       ------------
Net incr. (decr.) in cash and cash equivalents                     309,800          (1,089,200)        (3,636,200)       (7,072,600)
Cash and cash equivalents at beginning of period                 3,029,800           4,281,400          6,975,800        10,264,800
                                                               -----------         -----------       ------------       -----------
Cash and cash equivalents at end of period                     $ 3,339,600         $ 3,192,200       $  3,339,600       $ 3,192,200
                                                               ===========         ===========       ============       ===========

See Independent Accountants' Review Report and Notes to Consolidated Condensed Financial Statements.

                     BLESSINGS CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                               FINANCIAL STATEMENTS
                     (See Independent Accountants' Report)


1. The consolidated condensed balance sheet as of October 7, 1995, the consolidated condensed statements of earnings for the twelve and forty week periods ended October 7, 1995, and October 8, 1994, and the consolidated condensed statements of cash flows for the twelve and forty week periods then ended have been prepared by the company without audit. Nacional de Envases, S.A. de C.V. (NEPSA), the company's 60% owned Mexican subsidiary prepares its financial statements monthly. Consequently, NEPSA's third quarter ended September 30, 1995. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at October 7, 1995, and for all periods presented have been made. The company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. For accounting policies, see Notes to Consolidated Financial Statements in the company's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

2. The company translates foreign currency financial statements by translating balance sheet accounts at the current exchange rate and income statement accounts at the average exchange rate for the quarter. Translation gains and losses are recorded in shareholders' equity, and transaction gains and losses are reflected in income.

3. The results of operations for the forty weeks ended October 7, 1995 are not necessarily indicative of the results to be expected for the full year.

4.       Inventories                 October 7, 1995           December 31, 1994
                                     ---------------           -----------------

         Raw Materials                  $  7,706,500                $ 12,464,900
         Finished Goods                    3,685,600                   3,400,700
                                        ------------                ------------

                                        $ 11,392,100                $ 15,865,600
                                        ============                ============


         Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out method (FIFO).



5.       Long-term debt:

                                                                     October 7, 1995               December 31, 1994
                                                                     ---------------               -----------------
           Long-term debt consists of the following:

           Georgia Loan                                                 $  2,250,000                    $  3,250,000
           Virginia Loan                                                   2,700,000                       3,900,000
           6% Term Loan                                                      208,300                       1,041,700
           NEPSA Credit Agreement                                         21,093,800                      23,437,500
           Mexico Bank Loans                                               3,275,900                       3,497,000
                                                                        ------------                    ------------

                                                                        $ 29,528,000                    $ 35,126,200
           Less installments due within one year
                                                                           6,161,000                       8,650,400
                                                                        ------------                    ------------

           Due after one year                                           $ 23,367,000                    $ 26,475,800
                                                                        ============                    ============


         Effective on October 25, 1995, the company  replaced the $6 million  revolving credit line with a $25 million  revolving credit line. For further details,  see Note 6 of the Annual Report to Shareholders for the fiscal year ended December 31,
         1994.

6.       Shareholders' Equity

         During the forty weeks ended October 7, 1995, shareholders' equity decreased as follows:

          Net earnings                                                                              $ 4,129,300
          Dividends declared                                                                         (2,035,800)
          Issuance of common stock under stock     option plan
                                                                                                         30,800
          Issuance and acquisition of treasury     stock - net
                                                                                                       (935,100)

          Translation loss                                                                           (2,243,000)

          Total decrease in shareholders' equity                                                    $(1,053,800)



7.       Interest and Dividends - Net

                                                                   12 Weeks Ended                     12 Weeks Ended
                                                                  October 7, 1995                    October 8, 1994
                                                                  ---------------                    ---------------

          Interest expense                                             $  813,000                         $  743,800
          Interest income                                                (100,900)                            39,100)
                                                                       ----------                         ----------
          Total interest and
            dividends - net                                            $  712,100                         $  704,700
                                                                       ==========                         ==========

                                                                   40 Weeks Ended                      40 Weeks Ended
                                                                  October 7, 1995                     October 8, 1994
                                                                  ---------------                     ---------------

          Interest expense                                             $2,413,500                          $1,382,700
          Interest income                                                (484,600)                           (251,400)
          Dividend income                                                      --                             (24,400)
                                                                      -----------                          ----------
          Total interest and
            dividends - net                                            $1,928,900                          $1,106,900
                                                                       ==========                          ==========


8. During the twelve and forty week periods ending October 7, 1995, the effective tax rate was 52.5% and 47.1% respectively compared to 42.3% and 40.4% respectively during the twelve and forty week periods ending October 8, 1994. Income taxes have been computed based on the estimated annual effective tax rate.

9. The purchase of NEPSA on July 5, 1994, resulted in $26,505,300 of good-will. This amount will be amortized on a straight-line basis over its estimated life of 25 years.

10. On August 5, 1994 the company sold the assets of the Geri-Care Products Division. Geri-Care's net results for the first half of 1994 are reflected under Discontinued Operations. During the first three quarters of 1994 the division reported net sales of $7,920,300 and pre-tax earnings of $489,300.

11.      Cash payments for interest and income taxes were:

                              12 Weeks Ended                      12 Weeks Ended
                             October 7, 1995                     October 8, 1994
                             ---------------                     ---------------

          Interest                $  760,100                          $  793,700
          Income tax              $1,886,400                          $3,246,300

                              40 Weeks Ended                      40 Weeks Ended
                             October 7, 1995                     October 8, 1994
                             ---------------                     ---------------

          Interest                $2,391,200                          $1,388,700
          Income tax              $5,505,600                          $6,393,000

                                    REVIEW BY

                      INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Consolidated Condensed Financial Statements as of October 7, 1995 and for the twelve and forty week periods then ended have been reviewed prior to filing by Deloitte & Touche LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting  upon their review is included as
Part I - Exhibit 1.

Independent Accountants' Report



To the Board of Directors
Blessings Corporation
Newport News, Virginia


We have reviewed the accompanying consolidated condensed balance sheet of Blessings Corporation and subsidiaries as of October 7, 1995, and the related consolidated condensed statements of earnings and cash flows for the twelve and forty weeks ended October 7, 1995 and October 8, 1994. These financial statements are the responsibility of the Corporation's management.

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



Deloitte & Touche LLP
Richmond, Virginia
October 26, 1995

October 26, 1995



Board of Directors
Blessings Corporation
Newport News, Virginia


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Blessings Corporation and subsidiaries for the twelve and forty weeks ended October 7, 1995 and October 8, 1994, as indicated in our report dated October 26, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended October 7, 1995, is incorporated by reference in the Registration Statement (Post-Effective Amendment Number 11 to Form S-8 on Form S-3).

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



Deloitte & Touche, LLP
Richmond, Virginia




                                                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY:

          The following tables set forth for the period indicated 1) the amounts and percentages  which certain items reflected in the financial data bear to net sales of the Company and 2) the percentage  increase (decrease) of such items as compared to the indicated prior period:

                                                                    Relationship to Net Sales                         Percent
                                                                         Period Ended                            Increase/(Decrease)
                                             12 Weeks Ended                     12 Weeks Ended
                                            October 7, 1995      Percent       October 8, 1994        Percent        1995/1994
                                            ---------------      -------       ---------------        -------        ---------

Net Sales                                       $36,767,700        100.0           $45,121,700          100.0            (18.5)

Cost of sales                                    27,731,800         75.4            31,859,800           70.6            (13.0)
                                            ---------------      -------          ------------        -------

Gross margin                                      9,035,900         24.6            13,261,900           29.4            (31.9)

Other costs and
  expenses                                        7,295,900         19.8             7,524,700           16.7             (3.0)
                                            ---------------      -------          ------------        -------

Earnings from continu-
  ing operations before
  taxes on income and
  minority interest                               1,740,000          4.7             5,737,200           12.7            (69.7)

Taxes on income                                     913,200          2.5             2,429,600            5.4            (62.4)
                                            ---------------      -------          ------------       --------

Minority interest in net
  income of subsidiary                              414,800          1.1               506,000            1.1            (18.0)
                                            ---------------      -------          ------------       --------

Net earnings from contin-
  uing operations                                   412,000          1.1             2,801,600            6.2            (85.3)

Profit from discontinued
   operations                                            --           --                18,500            N/A              N/A
                                            ---------------      -------          ------------       --------

 Net earnings                                   $   412,000          1.1           $ 2,820,100            6.2            (85.4)
                                            ===============      =======          ============       ========           =======





                                                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                                     Relationship to Net Sales                         Percent
                                                                             Period Ended                       Increase/(Decrease)
                                40 Weeks Ended                              40 Weeks Ended
                               October 7, 1995          Percent            October 8, 1994           Percent        1995/1994
                               ---------------          -------            ---------------           -------        ---------

Net Sales                         $120,553,300           100.0                $107,430,000            100.0             12.2

Cost of sales                       86,047,600            71.4                  72,110,100             67.1             19.3
                               ---------------         -------         -------------------          --------

Gross margin                        34,505,700            28.6                  35,319,900             32.9             (2.3)

Other costs and
  expenses                          24,188,200            20.1                  19,645,700             18.3             23.1
                               ---------------         -------         -------------------          -------

Earnings from continu-
  ing operations before
  taxes on income and
  minority interest                 10,317,500             8.6                  15,674,200             14.6            (34.2)

Taxes on income                      4,858,800             4.0                   6,328,600              5.9            (23.2)
                               ---------------         -------         -------------------          -------

Minority interest in net
  income of subsidiary               1,329,400             1.1                     506,000               .5              N/A
                               ---------------         -------         -------------------          -------

Net earnings from contin-
  uing operations                    4,129,300             3.4                   8,839,600              8.2            (53.3)

Profit from discontinued
  operations                                --              --                     298,200               .3              N/A
                               ---------------         -------         -------------------          -------

Net earnings                      $  4,129,300             3.4                $  9,137,800              8.5            (54.8)
                               ===============        ========         ===================          =======         =========


RESULTS OF OPERATIONS:

Net Sales:

         Net sales declined by 18.5% compared to the same quarter last year and increased by 12.2% compared to the third quarter year-to-date of 1994. The decline in quarterly sales was the result of excess domestic capacity of plastic film serving the healthcare market resulting from downgauging in direct response to higher raw material costs as well as from product redesign by healthcare disposable manufacturers. In addition, sales of the company's 60% owned Mexican subsidiary, NEPSA, were adversely effected by a weak Mexican economy. The year-to-date increase in sales was the result of consolidation of total net sales from NEPSA in 1995, while consolidated sales in 1994 included results from July through December, due to the purchase of that business effective July 5, 1994.

Operating Costs and Expenses:

         Gross margin declined by 4.3 percentage points from the unusually high results reported through the three quarters ending October 8, 1994. This decline was the result of the company's inability to pass through all of the polyolefin price increases which have occurred since the first quarter last year and weaker demand for film products discussed above. The company has instituted rigid cost controls in an effort to recapture some of this margin erosion. Other costs and expenses have increased by 1.8 percentage points due primarily to the inclusion of $3,268,700 of foreign exchange loss caused by erosion of the peso against the dollar since the beginning of the year, $795,100 of goodwill amortization and $1,416,400 of increased interest expense associated with the purchase of NEPSA in the third quarter year-to-date results.

Taxes on Income:

         The effective tax rate for the three quarters ending October 7, 1995 was 47.1% compared to 40.4% for the three quarters ending October 8, 1994. The increase in 1995 was primarily the result of a higher effective tax rate associated with NEPSA and the related non-deductible goodwill amortization.

Liquidity and Capital Resources:

         As of October 7, 1995, the company had working capital of $9,728,800 compared to $12,165,700 at year-end, a decrease of $(2,436,900). The ratio of current assets to current liabilities at the end of the quarter and at year-end was 1.4 to 1. The company was not utilizing any of its $6 million revolving credit line, however, the company was utilizing $2 million of its $7 million short-term credit at October 7, 1995.

         Effective on October 25, 1995, the company replaced the $6 million revolving credit line with a $25 million revolving credit line. This new line will not only provide the company with the necessary resources to finance capital expenditures, but also gives the company the ability to react quickly to new market opportunities as they become available.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

         Exhibit Number

                  2        Stock   Purchase   Agreement   by  and  Among  Manuel
                           Villarreal   Castaneda,   et  al,  as  Sellers,   and
                           Blessings Corporation,  as Purchaser,  dated June 30,
                           1994; filed with the Commission as an Exhibit to Form
                           8-K filed July 8, 1994,  such Exhibit is incorporated
                           herein by reference.
                  3(i)     Certificate of Incorporation of Blessings Corporation
                           with all Amendments  through Amendment dated December
                           15, 1994;  filed with the commission as an Exhibit to
                           Form 10K for the year ended  December 31, 1994,  such
                           Exhibit is incorporated herein by reference.
                  3(ii)    Bylaws of Blessings  Corporation  as amended  through
                           July 8, 1993; filed with the Commission as an Exhibit
                           to Form S-8 Registration  Statement filed October 15,
                           1993,   such  Exhibit  is   incorporated   herein  by
                           reference.
                  4        Not applicable
                  10(a)    Blessings   Corporation  Cost  Recovery  Supplemental
                           Retirement  Income Plan; filed with the commission as
                           an Exhibit  to Form 10K for the year  ended  December
                           31,  1994,  such  Exhibit is  incorporated  herein by
                           reference.
                  10(b)    Blessings Corporation 1991  Stock  Option Plan; filed
                           with  the   Commission  as  an  Exhibit to Form  S-8
                           Registration  Statement  filed  July 15,  1991, such
                           Exhibit is incorporated herein by reference.
                  10(c)    Blessings Corporation 1993 Incentive Plan; filed with
                           the Commission as an Exhibit to Form S-8 Registration
                           Statement  filed  October 15,  1993,  such Exhibit is
                           incorporated herein by reference.
                  10(d)    1993  Restricted  Stock  Plan  for  Non-Employee  and
                           Certain  Other  Directors of  Blessings  Corporation;
                           filed with the  Commission  as an Exhibit to Form S-8
                           Registration  Statement  filed October 17, 1994, such
                           Exhibit is incorporated herein by reference.
                  10(e)    Blessings  Corporation 1993 Restricted Stock Plan for
                           Key Employee; filed with the Commission as an Exhibit
                           to Form S-8 Registration  Statement filed October 17,
                           1994,   such  Exhibit  is   incorporated   herein  by
                           reference.
                  10(f)    Term Loan  Agreement  dated August 18, 1994,  between
                           Chase  Manhattan  Bank, N.A. and First Fidelity Bank,
                           N.A.,  New Jersey;  filed with the  commission  as an
                           Exhibit to Form 10K for the year ended  December  31,
                           1994,   such  Exhibit  is   incorporated   herein  by
                           reference.
                  10(g)    Revolving  Credit  Agreement  dated October 31, 1993,
                           between Chase Manhattan Bank, N.A. and First Fidelity
                           Bank, N.A., New Jersey;  filed with the commission as
                           an Exhibit  to Form 10K for the year  ended  December
                           31,  1994,  such  Exhibit is  incorporated  herein by
                           reference.
                  10(h)    Term Loan Agreement dated December 23, 1992,  between
                           First Fidelity Bank, N.A., New Jersey; filed with the
                           commission  as an  Exhibit  to Form  10K for the year
                           ended December 31, 1994, such Exhibit is incorporated
                           herein by reference.
                  10(i)    Credit  Agreement  dated  October 19,  1990,  between
                           Chase Manhattan Bank, N.A.; filed with the commission
                           as an Exhibit to Form 10K for the year ended December
                           31,  1994,  such  Exhibit is  incorporated  herein by
                           reference.
                  10(j)    Credit Agreement dated August 7, 1990,  between Chase
                           Manhattan Bank, N.A.; filed with the commission as an
                           Exhibit to Form 10K for the year ended  December  31,
                           1994,   such  Exhibit  is   incorporated   herein  by
                           reference.
                  11       Not required - explanation   of   earnings per share
                           computation is  contained  in  Notes to Consolidated
                           Financial Statements
                  15       A report by Independent Certified Public  Accountants
                           filed in Part I.
                  18       Not applicable
                  19       Not applicable
                  22       Not applicable
                  23       Not applicable

                  (b) Reports on Form 8-K: Registrant filed one Current Report on Form 8-K, dated October 3, 1995, relating to a press release regarding the company's projected earnings for the third quarter.

                                                 S I G N A T U R E S

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                BLESSINGS CORPORATION




DATED:        November 17, 1995   /s/Wayne A. Durboraw
              -----------------  ----------------------------------------
                                  Wayne A. Durboraw, Controller




DATED:        November 17, 1995   /s/James P. Luke
              -----------------  ----------------------------------------
                                  James P. Luke, Executive Vice President
                                        (Principal Financial Officer)