Form 10-K
period 1995-12-30
BLESSINGS CORP
filed 1996-03-27
CIK 12614

BLESSINGS CORPORATION

                                ________________

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED December 30, 1995

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10K
(Mark One)

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934                         $250.00

For the fiscal year ended            December 30, 1995
                            -------------------------------
                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number                   1-4684
                        ------------------------------------------

                              BLESSINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                  13-5566477
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

       200 Enterprise Drive
       Newport News, Virginia                       23603
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (804)887-2100

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                         on which registered

Common Stock - Par Value $.71                        American Stock Exchange

------------------------------                      -------------------------

Securities registered pursuant to Section 12(g) of the Act:

                               None
                         (Title of class)


                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X .  No    .
                 ---------  -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment of this Form 10-K.   X
                            -------

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 1996 (based on the closing price of those shares on the American Stock Exchange).

         Common Stock, par value $.71 per share - $34,618,200

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 16, 1996.

         Common Stock, par value $.71 - 10,124,054 shares

                                         DOCUMENTS INCORPORATED BY REFERENCE
PART I

   Item  1 - BUSINESS           Pages  2-11 and Note 16 on page 22 of the Annual
                                Re-port  to  Shareholders  for  the  year  ended
                                December 30, 1995.

   Item  2 - PROPERTIES         Notes 4 and 7 on pages  18 and 19 of the  Annual
                                Report  to  Shareholders   for  the  year  ended
                                December 30, 1995.

PART II

   Item  5 - MARKET FOR THE     Note 12 on page 21 of the  Annual  Report to
             REG-STRANT'S       Share-holders for the year ended December 30,
             COMMON STOCK       1995.
             AND  RELATED
             SHAREHOLDER
             MATTERS

   Item  6 - SELECTED           Page 22 of the Annual  Re-port  to  Shareholders
             FINANCIAL DATA     for the year ended December 30, 1995.

   Item  7 - MANAGEMENT'S DIS-  Pages   23-24   of   the   Annual    Report   to
             CUSSION AND        Shareholders  for the year  ended  December  30,
             ANALYSIS OF        1995.
             FINANCIAL COND-
             ITION AND RESULTS
             OF OPERATIONS


   Item  8 - FINANCIAL STATE-   Pages 12-22 of the Annual Report to Shareholders
             MENTS AND          for the year  ended December 30, 1995.
             SUPPLEMENTARY
             DATA

PART III

   Item 10 - DIRECTORS AND       Pages 14-16 of the Proxy Statement dated April
             EXECU-TIVE OFFICERS 8, 1996, in connection with its Annual Meeting
             OF THE REGISTRANT   to be held on May 21, 1996.


   Item 11 - EXECUTIVE COMPENSA  Pages 6-14 of the Proxy Statement dated  April
             -TION 8, 1996, in connection with its Annual Meeting to be held on May 21, 1996.

   Item 12 - SECURITY OWNERSHIP  Pages 2 and 3 of  the  Proxy  Statement  dated
             OF CERTAIN          April 8,  1996, in connection  with its Annual
             BENEFICIAL OWNERS   Meeting  to be held on May 21, 1996.



   Item 13 - CERTAIN RELATION-   Pages 14-16 of the Proxy Statement dated April
             SHIPS AND RELATED   8, 1996, in connection with its Annual Meeting
             TRANSACTIONS        to be held on May 21, 1996.

PART IV

   Item 14 - EXHIBITS, FINAN-    Pages 2-22 of the Annual Report to Shareholders
             CIAL STATEMENT      for the year  ended  December  30, 1995.
             SCHEDULES AND
             REPORTS
             ON  FORM 8-K

                              BLESSINGS CORPORATION

                          1995 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                               PAGE

                                     PART I

Item  1. BUSINESS.........................................      1

Item  2. PROPERTIES.......................................      3

Item  3. LEGAL PROCEEDINGS................................      4

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS..........................................      4

                                     PART II

Item  5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED SHAREHOLDER MATTERS......................      7

Item  6. SELECTED FINANCIAL DATA..........................      7

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS....      7

Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......      7

Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURES..........      7

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT.......................................      8

Item 11. EXECUTIVE COMPENSATION...........................      8

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT............................      8

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...      8

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K..............................      9

                                     PART I

Item  1. BUSINESS

         (a)      General Development of Business

                  Blessings Corporation (herein referred to as "Blessings" or "company") is a diversified manufacturer and supplier of plastic film products oriented principally towards health care, agricultural, and industrial applications. The company's operations can be characterized as one business segment with domestic and international operations which produces extruded polyethylene and polypropylene films through the Edison Plastics(R) Division domestically and through its 60% owned subsidiary, Nacional de Envases Plasticos, N.A. de C.V., and its associated companies, collectively known as NEPSA, in Mexico. NEPSA also has a printing operation which prints point-of-purchase messages on its products for a variety of packaging end uses.

         (b)      Financial Information about Domestic and International
                  Operations

                  Financial information about domestic and international operations for each of the three years ended December 30, 1995, December 31, 1994 and January 1, 1994 are set forth in Note 16 of the notes to the Consolidated Financial Statements in the Annual Report to Shareholders for the year ended December 30, 1995 which is incorporated herein by reference.

         (c)      Narrative Description of Business

                               PLASTICS OPERATION

                  The Edison Plastics Division is the company's domestic U.S. operation which extrudes polyethylene and polypropylene films used by major national-branded producers of feminine hygiene products and disposable baby diapers, by hospital / surgical product manufacturers requiring impervious barrier materials, by agri-businesses for crop improvement programs and by various other industrial consumers.

                  Internationally,  the  company  owns  60% of  NEPSA  which  is located in the Mexico City metropolitan area. The products of NEPSA are similar to those produced in the United States with several additional value-added processes. NEPSA is among the technical leaders in high speed multicolor plastic film printing in the Western Hemisphere, employing state-of-the-art manufacturing technology obtained on a world-wide basis. NEPSA also converts films through the application of bag-making technology into finished packaging products.

                  The following is an analysis of the Plastics Operations domestic and international sales, and net earnings during the last year:

                                        52 Wks. Ended             52 Wks. Ended
                                        December 30,              December 31,
                                            1995                      1994
                                        ------------              ------------
Domestic Sales                          $107,877,500              $115,432,400

International Sales                       48,431,900                35,453,400
                                        ------------              ------------
Total Sales                             $156,309,400              $150,885,800
                                        ============              ============
Domestic Net Earnings                   $  5,479,500              $ 12,058,900

International Net
  Earnings                                   405,700                  (119,000)
                                        ------------              ------------
Total Net Earnings                      $  5,885,200              $ 11,939,900
                                        ============              ============

                  Sales to Kimberly-Clark Corporation amounted to $72,835,000, or 46.6% of total company sales during 1995. The loss of Kimberly-Clark Corporation as a customer would have a material adverse effect on the company and its subsidiaries taken as a whole.

                  Downgauging of domestic diaper backsheet products caused a decline in unit volume resulting in decreased sales for 1995. In addition, since NEPSA was acquired in July, 1994, results reflect only six months activity in 1994. Due to a weakened Mexican economy, NEPSA sales in 1995 were not at 1994 annual levels.

                  In addition to the lower sales volumes in 1995, another major factor depressing overall corporate profitability was the continuation of high, yet declining, raw material costs throughout the year. The cost of basic plastic resins nearly doubled within a relatively short period of time making full cost pass-through to customers virtually impossible. In addition, peso currency declines against the dollar resulted in a reduction of the company's consolidated net earnings of $(1,188,200).

                  Despite these uncontrollable adverse events, the company has taken positive actions to position itself to compete favorably in the future. The company's domestic operations now have a totally restructured and regionalized sales and marketing program, supported by a reorganized research and development department which can respond promptly to changes in customer specification and other market opportunities. In Mexico, NEPSA has reduced headcount by 30% and materially improved overall productivity.

                  Additional information on the operation of the company is set forth on pages 2-11 in the Annual Report to Shareholders for the year ended December 30, 1995 which information is incorporated herein by reference.

         Competition and Other Information

                  Both of the company's operations operate in highly-competitive environments with virtually all activities competing with companies with long-established operating histories and substantial financial resources. Both domestic and international operations have developed their competitive niche around providing high-quality, customer-specific products to customer order at competitive prices. Plastic resins, while available from many vendors, in prior years have been in somewhat tight supply due to strong demand throughout the industry. During the last half of 1995, increased capacity in the industry has alleviated supply problems and the tight availability of resins has eased. Other raw materials and other supplies essential to the business of the company are in plentiful supply from several sources in the United States. Substantially all of the company's manufacturing and processing operations are run by electrical energy purchased from local utilities. While energy-related difficulties are not expected to prevent the company from achieving desired production levels, energy shortages of extended duration could have an adverse impact on the company's operations. The company's principal lines of business, while generally slower during the summer months, are not subject to significant seasonal variations. Compliance by the company with federal, state and local environmental protection laws has essentially no material effect upon capital expenditures, earnings or the competitive position of the company. Patents, licenses, franchises and concessions held are not important in the overall operations of the company. Export sales of the company are not material.

                  Order backlog amounted to approximately seven weeks at the end of both fiscal 1995 and 1994. The company is constantly seeking to develop new products and to improve its existing products. In this effort, the company spent approximately $2,163,900, $1,656,600, and $1,664,900 on research and development activities in fiscal 1995, 1994, and 1993 respectively.

                  The company employs  approximately 440 persons in its domestic operations consisting of approximately 420 in Edison Plastics and the remainder in the corporate office. NEPSA employs approximately 730 persons. NEPSA production, warehouse and maintenance employees are represented by labor unions. None of the company's domestic U.S. operations are represented by labor unions. Group benefit packages are offered to employees in both domestic and international operations. The company considers its employee relations to be good.

Item  2. PROPERTIES

                  The executive offices of the company are located at 200 Enterprise Drive, Newport News, Virginia. Domestic U.S. manufacturing, research and development, marketing and administrative support facilities are located in Georgia, Oklahoma and Virginia. The company owns all of its domestic U.S. facilities which are modern, air conditioned, and suitable and adequate for the present activities of the company. The company's NEPSA operation leases manufacturing and office space in several locations in the Mexico City metropolitan area and a warehouse facility located in Ramos Arispe, Cohauila, Mexico.

                  All NEPSA real estate leases have renewal options that carry the leases to July 1, 2014 with the exception of the warehouse facility which is rented on a month to month basis. Current annual real estate rentals total approximately $2,024,500.

                  The company owns all of its buildings and machinery and equipment free and clear with the following exceptions:

                  Washington,  Georgia, plant and equipment are collateral for a
                  $5,000,000  loan  of  which   $2,250,000  was  outstanding  at
                  year-end.

                  Newport News, Virginia, plant and equipment are collateral for a $9,000,000 loan of which $2,700,000 was outstanding at year-end.

                  NEPSA, Mexico, certain machinery and equipment are collateral for Mexico bank loans of which $2,962,400 was outstanding at year-end.

                  Additional information regarding the company's properties is set forth in Notes 4 and 7 on pages 18 and 19 of the Annual Report to Shareholders for the year ended December 30, 1995 which is incorporated herein by reference.

Item  3. LEGAL PROCEEDINGS

                  In the ordinary course of business, the company and its subsidiaries become involved as defendants in various legal proceedings. It is the opinion of the company's management, based upon the advice of its counsel, that the ultimate disposition of any pending legal proceedings will not be material in relation to the company's consolidated financial position or results of operations.

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

Executive Officers of Blessings

                  The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:

        Name, Age            Year First               Office and
       and Position         Became Officer        Business Experiences
      -------------         --------------        --------------------

Wayne A. Durboraw, 51           1978        Mr. Wayne A. Durboraw has been
Corporate Controller                        Controller of the company since
                                            joining Blessings Corporation in
                                            June, 1978.

Kenneth J. Hudson, 45           1995        Mr. Hudson joined the company in
Vice President-Human                        January, 1994 as Director of Human
Resources                                   Resources. In December, 1995, Mr.
                                            Hudson was promoted    to  Vice
                                            President  of  Human  Resources.
                                            Prior to joining Blessings Corpora-
                                            tion, Mr. Hudson had been employed
                                            by General Electric Company since
                                            1973 serving as Human  Resources
                                            Manager for GE Plasticssince 1991.

James P. Luke, 53*              1977        Mr. James P. Luke was elected Vice
Executive Vice                              President-Finance in August,  1977.
President - Finance                         In February, 1984, he was elected
Secretary - Treasurer                       Secretary  - Treasurer.  Effective
and Chief Financial                         January, 1988, Mr. Luke was named
Officer                                     Executive  Vice  President of the
                                            company  and  a  Director  and
                                            designated Chief Financial Officer
                                            in 1995.

Elwood M. Miller, 51*           1993        Dr. Elwood M. Miller joined the
President and Chief                         company in July, 1993 as Chief
Executive Officer                           Operating  Officer and Director.
                                            Effective  May,  1994,  Dr. Miller
                                            was  promoted  to  President   and
                                            Chief  Executive  Officer. Prior to
                                            July, 1993, Dr. Miller was employed
                                            by General Electric Company  from
                                            1971.  His most recent assignments
                                            include the following positions at
                                            General  Electric  Plastics:
                                            1985 - 1989, Director, Tech-nology
                                            -Europe;  1989 - 1991,  General
                                            Manager of Specialty   Chemicals;
                                            1991  -  1993,  Director,
                                            Environmental Health and Safety.

Manuel Villarreal, 43*          1994        Mr. Villarreal joined NEPSA in 1976
President and Chief                         and  has  served  in  a  variety of
Executive Officer of                        executive functions since that time.
Nacional de Envases                         Mr. Villarreal  was promoted to
Plasticos, S.A. De                          President and Chief Executive
C.V. (NEPSA)                                Officer of NEPSA upon the com-pany's
                                            acquisition of 60% of that
                                            subsidiary in 1994.

*  Member of the Board of Directors

                                     PART II

Item  5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                          SHAREHOLDER MATTERS

                  Market for the registrant's common stock and related shareholder matters is set forth in Note 12 on page 21 in the Annual Report to Shareholders for the year ended December 30, 1995 which is incorporated herein by reference. The registrant's securities are traded on the American Stock Exchange.

Item  6. SELECTED FINANCIAL DATA

          Selected financial data is set forth on page 22 in the Annual Report to Shareholders for the year ended December 30, 1995 which is incorporated herein by reference.

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

                  Management's discussion and analysis of financial condition and results of operations is set forth on pages 23 and 24 in the Annual Report to Shareholders for the year ended December 30, 1995 which is incorporated herein by reference.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Financial statements and supplementary data are set forth on pages 12-22 in the Annual Report to Shareholders for the year ended December 30, 1995 which is incorporated herein by reference.


Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURES

                  Not Applicable

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information required under this item with respect to directors is contained on pages 14-16 of the company's Proxy Statement dated April 8, 1996 in connection with its Annual Meeting to be held on May 21, 1996 which is incorporated herein by reference.

                  See also information concerning the Executive Officers of Blessings aforementioned in Part I.

Item 11. EXECUTIVE COMPENSATION

                  Executive compensation and compensation of directors is set forth on pages 6-14 of the company's Proxy Statement dated April 8, 1996 in connection with its Annual Meeting to be held on May 21, 1996 which is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

         (a)      Security Ownership and Certain Beneficial Owners

                  Information required under this item is contained on pages 2 and 3 in the company's Proxy Statement dated April 8, 1996 in connection with its Annual Meeting to be held on May 21, 1996 which is incorporated herein by reference.

         (b)      Security Ownership of Management

                  Total company common stock owned by all officers and directors as a group amounted to 6,051,322 shares. Other information required under this item is contained on pages 14-16 in the company's Proxy Statement dated April 8, 1996 in connection with its Annual Meeting to be held on May 21, 1996 which is incorporated herein by reference.

         (c)      Changes in Control

                  The company knows of no contractual arrangements which may at a subsequent date result in a change in control of the company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Information regarding certain relationships and related transactions is set forth on pages 14-16 in the company's Proxy Statement dated April 8, 1996 in connection with its Annual Meeting to be held on May 21, 1996 which is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                      ON FORM 8-K

         (a)      1.  Financial Statements

                  The following consolidated financial statements of Blessings Corporation and its subsidiaries are included on pages 12-22 of the company's Annual Report to Shareholders for the year ended December 30, 1995, which is incorporated herein by reference:

                                                                     Page (*)
                                                                     --------

         Independent Auditors' Report.......................           12

         Consolidated Statements of Earnings - Years
           Ended December 30, 1995, December 31, 1994
           and January 1, 1994..............................           13

         Consolidated Statements of Shareholders'
           Equity - Years Ended December 30, 1995,
           December 31, 1994 and January 1, 1994............           14

         Consolidated Balance Sheets at December 30,
           1995 and December 31, 1994.......................           15

         Consolidated Statements of Cash Flows -
           Years Ended December 30, 1995, December 31,
           1994 and January 1, 1994.........................           16

         Notes to the Consolidated Financial Statements.....         17-22

(*)      Page numbers refer to pages in Annual Report to Shareholders

                  2.  Financial Statement Schedules

                  Selected quarterly financial data for the years ended December 30, 1995 and December 31, 1994 are included on page 22 in the Annual Report to Shareholders for the year ended December 30, 1995 which is incorporated herein by reference.

         Independent Auditors' Report..........................     12

         Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts.......    S-1

                  All  other   schedules  are  omitted   because  they  are  not
applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

                  Separate financial statements of 50% or less owned persons accounted for by the equity method which are not shown herein have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary.

                  3.  Exhibits

         Exhibit Number
         --------------
                  2        Stock   Purchase   Agreement   by  and  Among  Manuel
                           Villarreal   Castaneda,   et  al,  as  Sellers,   and
                           Blessings Corporation,  as Purchaser,  dated June 30,
                           1994; filed with the Commission as an Exhibit to Form
                           8-K filed July 8, 1994,  such Exhibit is incorporated
                           herein by reference.
                  3(i)     Certificate of Incorporation of Blessings Corporation
                           with all Amendments  through Amendment dated December
                           15, 1994;  filed with the commission as an Exhibit to
                           Form 10K for the year ended  December 31, 1994,  such
                           Exhibit is incorporated herein by reference.
                  3(ii)    Bylaws of Blessings  Corporation  as amended  through
                           July 8, 1993; filed with the Commission as an Exhibit
                           to Form S-8 Registration  Statement filed October 15,
                           1993,   such  Exhibit  is   incorporated   herein  by
                           reference.
                  4        Not applicable
                  9        Not applicable
                  10(a)    Blessings   Corporation  Cost  Recovery  Supplemental
                           Retirement  Income Plan; filed with the commission as
                           an Exhibit  to Form 10K for the year  ended  December
                           31,  1994,  such  Exhibit is  incorporated  herein by
                           reference.
                  10(b)    Blessings  Corporation  1991 Stock Option Plan; filed
                           with  the  Commission  as  an  Exhibit  to  Form  S-8
                           Registration  Statement  filed  July 15,  1991,  such
                           Exhibit is incorporated herein by reference.
                  10(c)    Blessings Corporation 1993 Incentive Plan; filed with
                           the Commission as an Exhibit to Form S-8 Registration
                           Statement  filed  October 15,  1993,  such Exhibit is
                           incorporated herein by reference.
                  10(d)    1993  Restricted  Stock  Plan  for  Non-Employee  and
                           Certain  Other  Directors of  Blessings  Corporation;
                           filed with the  Commission  as an Exhibit to Form S-8
                           Registration  Statement  filed October 17, 1994, such
                           Exhibit is incorporated herein by reference.
                  10(e)    Blessings  Corporation 1993 Restricted Stock Plan for
                           Key Employee; filed with the Commission as an Exhibit
                           to Form S-8 Registration  Statement filed October 17,
                           1994,   such  Exhibit  is   incorporated   herein  by
                           reference.

                  10(f)    Term Loan  Agreement  dated August 18, 1994,  between
                           Chase  Manhattan  Bank, N.A. and First Fidelity Bank,
                           N.A., filed with the commission as an Exhibit to Form
                           10K  for the  year  ended  December  31,  1994,  such
                           Exhibit is incorporated herein by reference.
                  10(g)    Revolving  Credit  Agreement  dated October 16, 1995,
                           between  Wachovia  Bank of  Georgia,  N.A.  and First
                           Fidelity Bank,  N.A.; filed with the commission as an
                           Exhibit to Form 10K for the year ended  December  30,
                           1995,   such  Exhibit  is   incorporated   herein  by
                           reference.
                  10(h)    Credit  Agreement  dated  October 19,  1990,  between
                           Chase Manhattan Bank, N.A.; filed with the commission
                           as an Exhibit to Form 10K for the year ended December
                           31,  1994,  such  Exhibit is  incorporated  herein by
                           reference.
                  10(i)    Credit Agreement dated August 7, 1990,  between Chase
                           Manhattan Bank, N.A.; filed with the commission as an
                           Exhibit to Form 10K for the year ended  December  31,
                           1994,   such  Exhibit  is   incorporated   herein  by
                           reference.
                  11       Not required - explanation  of earnings per share
                           computation  is contained in Notes to Consolidated
                           Financial Statements
                  12       Not applicable
                  13       Blessings  Corporation  Annual Report to Shareholders
                           for the year ended December 30, 1995 - filed herewith
                  16       Not applicable
                  18       Not applicable
                  21       Subsidiaries of Blessings Corporation -filed herewith
                  22       Not applicable
                  23       Not applicable
                  99       Proxy Statement for 1996 Annual Meeting of
                           Shareholders - filed herewith

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K for the quarter ended December 30, 1995.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Blessings Corporation
Newport News, Virginia

We have audited the consolidated financial statements of Blessings Corporation and subsidiaries as of December 30, 1995 and December 31, 1994, and for each of the three years in the period ended December 30, 1995 and have issued our report thereon dated February 20, 1996; such consolidated financial statements and report are included in your December 30, 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Blessings Corporation listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
Richmond, VA
February 20, 1996

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BLESSINGS CORPORATION
                                  (Registrant)

DATED:  March 23, 1996

                             By /s/Elwood M. Miller
                                -----------------------------
                                Elwood M. Miller
                                President and Chief Executive
                                Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                    Title                  Date
      ---------                    -----                  ----
                           President and Chief
                           Executive Officer
/s/Elwood M. Miller        Director                    March 23, 1996
------------------------                               --------------
Elwood M. Miller

                           Chairman of the Board
/s/John W. McMackin        Director                    March 23, 1996
------------------------                               --------------
John W. McMackin

                           Executive Vice President
                           Secretary-Treasurer and
                           Chief Financial Officer
/s/James P. Luke           Director                    March 23, 1996
------------------------                               --------------
James P. Luke


/s/Wayne A. Durboraw       Controller                  March 23, 1996
------------------------                               --------------
Wayne A. Durboraw


/s/Leonard Birnbaum        Director                    March 23, 1996
------------------------                               --------------
Leonard Birnbaum


/s/Joseph P. Harkins       Director                    March 23, 1996
------------------------                               --------------
Joseph J. Harkins


/s/Otto E. Scherer         Director                    March 23, 1996
------------------------                               --------------
Otto E. Scherer


/s/J. Donovan Williamson   Director                    March 23, 1996
------------------------                               --------------
J. Donovan Williamson

                                                                                             S-1
                                       BLESSINGS CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




           COLUMN A                COLUMN B             COLUMN C                                COLUMN D               COLUMN E
------------------------------ ------------------ ---------------------------------------- ------------------- ---------------------


                                                                    Additions
                                                  ----------------------------------------


                                                            (1)                 (2)

                                  Balance at              Charged           Charged to                                   Balance

                                  Beginning              To Costs             Other             Deductions                at End
         Description
                                  Of Period            And Expenses         Accounts               (A)                  Of Period
------------------------------ ------------------ --------------------- ------------------ ------------------- ---------------------

YEAR ENDED December 30, 1995:

     Allowance for doubtful
     accounts receivable          $1,170,700            $166,900              --                ($165,000)              $1,172,600
                                  ==========            ========          ==========            ==========              ==========

YEAR ENDED December 31, 1994:

     Allowance for doubtful
     accounts receivable            $891,400            $398,900              --                ($119,600)              $1,170,700
                                  ==========            ========          ==========            ==========              ==========

YEAR ENDED January 1, 1994:

     Allowance for doubtful
     accounts receivable          $2,128,000            $110,400              --              ($1,347,000)                $891,400
                                  ==========            ========          ==========          ============              ==========

(A) Write-offs during year


                   EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


                                      State (Country) of   Percentage of Voting
Name of Company                         Incorporation        Securities Owned
---------------                       ------------------   --------------------

Edison Plastics International, Inc.     Delaware                  100%

Edison Exports, Inc. FSC Limited        Jamaica                   100%

ASPEN Industrial, S.A. de C.V.          Mexico                    100%

Nacional de Envases Plasticos,
    S.A. de C.V.                        Mexico                     60%

Mexicana de Tintas, S.A.                Mexico                     60%

Plastihul, S.A. de C.V.                 Mexico                     60%

Hermes Industrial, S.A. de C.V.         Mexico                     60%