Form 10-Q
period 1996-03-31
BLESSINGS CORP
filed 1996-05-13
CIK 12614

2



                                                     FORM 10-Q
                                        SECURITIES AND EXCHANGE COMMISSION
                                               Washington, DC 20549
(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996
                               -------------------------
                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                   1-4684
                         ----------------------------------------
                              Blessings Corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                       13-5566477
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

Yes   x   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding as of May 1, 1996
- -----                                            -----------------------------

Common stock, $.71 par value                                10,162,704

                              BLESSINGS CORPORATION
                                      INDEX

                                                                    PAGE NUMBER

PART I:           FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets
                   March 31, 1996 and December 30, 1995                   1

                   Consolidated Condensed Statements of
                   Earnings - quarters ended March 31, 1996
                   and April 22, 1995                                     2

                   Consolidated Condensed Statements of
                   Cash Flows - quarters ended March 31, 1996
                   and April 22, 1995                                     3

                   Notes to Consolidated Condensed
                   Financial Statements                                   4

                   Review by Independent Certified
                   Public Accountants                                     7

                   Independent Accountants' Report                        8

                   Letter in Lieu of Consent of
                   Independent Public Accounts                            9

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                         10

PART II:           OTHER INFORMATION

          Item 2.  Changes in Securities                                 12

          Item 6.  Exhibits and Reports on Form 8-K                      12



                                           PART I. FINANCIAL INFORMATION
                                       BLESSINGS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                March 31, 1996           December 30, 1995*
                                                                --------------           ------------------
                                                                  (Unaudited)                 (Audited)
ASSETS
Current Assets:
  Cash & cash equivalents                                        $ 16,078,200                 $  3,316,900
  Accounts receivable less allowance for
    doubtful accounts of $1,215,300 &
    $1,172,600                                                     21,248,900                   21,134,500
  Inventories                                                      11,228,000                    9,439,100
  Prepaid deferred taxes                                              878,200                      878,200
  Prepaid expenses                                                  1,054,400                      943,400

                                                                 ------------                 ------------
      Total Current Assets                                         50,487,700                   35,712,100
                                                                 ------------                 ------------

Property, plant and equipment less
  accumulated depreciation & amortization
  of $37,399,700 & $34,996,500                                     70,379,300                   69,148,100
Goodwill net of accumulated amortization
  of $1,864,300 and $1,599,300                                     24,641,000                   24,906,000
Deferred taxes                                                      4,403,600                    4,429,200
Other assets                                                        2,033,500                    1,898,800

                                                                 ------------                 ------------
      Total Assets                                               $151,945,100                 $136,094,200
                                                                 ============                 ============
LIABILITIES & SHAREHOLDERS' EQUITY Current Liabilities:
  Accounts payable and accrued expenses                          $ 17,015,600                 $ 16,284,700
  Income taxes payable                                              1,949,700                      701,200
  Current installments on long-term debt                            4,412,000                    7,477,500

                                                                 ------------                 ------------
      Total Current Liabilities                                    23,377,300                   24,463,400
                                                                 ------------                 ------------

Long-term debt                                                     37,216,200                   23,747,400
Deferred taxes on income                                            7,718,100                    7,134,700
Deferred supplemental pension liability                             2,043,300                    1,769,700
Minority interest                                                   9,012,500                    8,094,600
Shareholders' Equity:
  Common stock                                                      7,252,500                    7,252,500
  Additional paid in capital                                        6,009,200                    6,174,900
  Translation loss                                                 (6,032,300)                  (6,070,800)
  Retained earnings                                                65,902,600                   64,678,300

                                                                 ------------                 ------------
                                                                   73,132,000                   72,034,900
Common stock in treasury at cost                                     (554,300)                  (1,150,500)

                                                                 ------------                 ------------
      Total Shareholders' Equity                                   72,577,700                   70,884,400
                                                                 ------------                 ------------
      Total Liabilities and Shareholders'
        Equity                                                   $151,945,100                 $136,094,200
                                                                 ============                 ============

See Independent Accountants' Review Report and Notes to Consolidated Condensed
Financial Statements.

*The balance  sheet at December  30, 1995 has been taken from audited  Financial
Statements at that date, and condensed.




                                     BLESSINGS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                                  (Unaudited)

                                                                   3 Months Ended             16 Weeks Ended
                                                                   March 31, 1996             April 22, 1995
                                                                   --------------             ---------------


Net sales                                                           $  39,533,300               $ 45,056,600
                                                                    -------------               ------------

  Cost of sales                                                        26,337,600                 30,940,400
  Selling, general and administrative                                   6,600,300                  6,913,700
  Foreign exchange loss                                                    42,600                  2,962,700
  Interest & dividends - net                                              721,800                    631,900

                                                                    -------------              -------------
    Total costs and expenses                                           33,702,300                 41,448,700
                                                                    -------------              -------------

Earnings from operations before provision for taxes on
income and minority interest                                            5,831,000                  3,607,900
                                                                    -------------              -------------

Taxes on income
  Current                                                               2,128,800                  1,563,600
  Deferred                                                                590,300                     27,200

                                                                    -------------              -------------
    Total taxes                                                         2,719,100                  1,590,800

Minority interest in net income of subsidiary                             875,200                     95,900
                                                                    -------------              -------------

Net Earnings                                                        $   2,236,700               $  1,921,200
                                                                    =============             ==============

Average number of shares of common
  stock outstanding                                                    10,139,754                 10,205,588
                                                                    =============              =============

Common stock outstanding at close of period                            10,171,154                 10,206,338
                                                                    =============              =============

  Net earnings per share                                                    $ .22                      $ .19
                                                                    =============              =============

  Dividends per share                                                       $ .10                      $ .10
                                                                    =============              =============

See accompanying Notes to Consolidated Condensed Financial Statements.




                                        BLESSINGS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                         3 Months Ended           16 Weeks Ended
                                                                         March 31, 1996           April 22, 1995
                                                                         --------------           --------------

Cash flows from operating activities:
  Net earnings from operations                                             $  2,236,700             $  1,921,200
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                           2,302,700                2,373,500
      Amortization - goodwill                                                   265,100                  265,000
      Amortization - other                                                        5,000                    7,900
      Minority interest in net income of con-
        solidated subsidiary                                                    875,200                   95,900
      Provision for losses on accounts receivable                                90,000                  117,800
      (Gain) loss on sale of assets                                             (19,000)                  (5,900)
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable                               (150,500)               2,294,700
      (Increase) decrease in inventories                                     (1,774,500)                 390,200
      (Increase) decrease in prepaid expenses                                  (110,400)                 346,200
      Increase (decrease) in accounts payable
        & accrued expenses                                                      701,900               (3,074,000)
      Increase (decrease) in taxes on income                                  1,313,500                  339,300
      Increase (decrease) in deferred taxes
        on income                                                               556,400                   27,200
      (Increase) decrease in other assets                                      (132,700)                (207,700)
      Increase (decrease) in other liabilities                                  270,400                   (6,500)

                                                                           ------------             ------------
Net cash provided by operating activities                                     6,429,800                4,884,800
                                                                           ------------             ------------

Cash flows from investing activities:
  Proceeds from disposition of fixed assets                                      23,700                   25,200
  Capital expenditures                                                       (3,466,900)              (2,861,000)

                                                                           ------------             ------------
Net cash required by investing activities                                    (3,443,200)              (2,835,800)
                                                                           ------------             ------------

Cash flows from financing activities:
  Reduction of long-term debt                                               (11,735,000)              (2,942,600)
  Proceeds from issuance of long-term debt                                   20,000,000
  Proceeds from issuance of short-term debt                                   2,078,200
  Issuance of common stock under stock
    option plan                                                                   --                      30,800
  Issuance and acquisition of treasury stock
    - net                                                                       430,500                   66,500
  Dividends paid                                                             (1,012,400)              (1,020,600)

                                                                           ------------             ------------
Net cash required by financing activities                                     9,761,300               (3,865,900)
                                                                           ------------             ------------

Effect of exchange rate changes on cash                                          13,400               (1,415,600)
                                                                           ------------             ------------

Net incr. (decr.) in cash and cash equivalents                               12,761,300               (3,232,500)

Cash and cash equivalents at beginning of year                                3,316,900                6,975,800

                                                                           ------------             ------------
Cash and cash equivalents at end of period                                 $ 16,078,200             $  3,743,300
                                                                           ============             ============

See Independent Accountants' Review Report and Notes to Consolidated Condensed Financial Statements.


                                    BLESSINGS CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED CONDENSED
                                             FINANCIAL STATEMENTS
                                    (See Independent Accountants' Report)


1. The consolidated condensed balance sheet as of March 31, 1996, the consolidated condensed statements of earnings for the thirteen week periods ended March 31, 1996, and the sixteen week periods ended April 22, 1995, and the consolidated condensed statements of cash flows for the same periods then ended have been prepared by the company without audit. The consolidated financial statements include Nacional de Envases, S.A. de C.V. (NEPSA), the company's 0% owned Mexican subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996, and for all periods presented have been made. The company considers all highlyliquid debt instruments purchased with a maturity of three months or less to be cash equivalents. For accounting policies, see Notes to Consolidated Financial Statements in the company's Annual Report to Shareholders for the fiscal year ended December 30, 1995.

2. Effective with the beginning of the current year, the company changed its accounting periods from four weeks to one month each with the fiscal year now being a calendar year. Accordingly, under the new calendar year, the company's quarters are each comprised of three calendar months of thirteen weeks each ending March 31, June 30, September 30, and December 31. Formerly, the company's first quarter was comprised of sixteen weeks, and the remaining three quarters were each comprised of twelve weeks. Therefore, the quarter ending April 22, 1995 consisted of sixteen weeks compared to the quarter ending March 31, 1996 which is comprised of thirteen weeks. Due to the rel-ative similarity of the two quarters in 1995 and 1996 last year's first quarter was not recast.

3. The company translates foreign currency financial statements by translating balance sheet accounts at the current exchange rate and income statement accounts at the average exchange rate for the quarter. Translation gains and losses are recorded in shareholders' equity, and transaction gains and losses are reflected in income.

4. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

5.       Inventories            March 31, 1996                 December 30, 1995
                                --------------                 -----------------

         Raw Materials            $  7,246,000                      $  6,377,600
         Finished Goods              3,982,000                         3,061,500
                                  ------------                      ------------

                                  $ 11,228,000                      $  9,439,100
                                  ============                      ============


         Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out method (FIFO).

6.       Long-term debt:

                                                                      March 31, 1996               December 30, 1995
                                                                      --------------               -----------------

           Long-term debt consists of the following:

           Georgia Loan                                              $       --                        $   2,250,000
           Virginia Loan                                                     --                            2,700,000
           6.55% Note due 2002                                          10,000,000                             --
           7.22% Note due 2008                                          10,000,000                             --
           NEPSA Credit Agreement                                       19,531,300                        20,312,500
           Revolving Credit                                                  --                            3,000,000
           Mexico Bank Loans                                             2,096,900                         2,962,400
                                                                     -------------                     -------------

                                                                     $  41,628,200                     $  31,224,900
           Less installments due within one year
                                                                         4,412,000                         7,477,500
                                                                     -------------                     -------------

           Due after one year                                        $  37,216,200                     $  23,747,400
                                                                     =============                     =============


         For further details, see Note 6 of the Annual Report to Shareholders for the fiscal year ended December 30, 1995.

7.       Shareholders' Equity

         During the three months ended March 31, 1996, shareholders' equity increased as follows:

          Net earnings                                                                  $ 2,236,700
          Dividends declared                                                             (1,012,400)
          Issuance of common stock under stock option plan
                                                                                              --
          Issuance and acquisition of treasury stock - net
                                                                                            430,500

          Translation gain                                                                   38,500
           Total increase in shareholders' equity
                                                                                        $ 1,693,300

8.       Interest and Dividends - Net

                                                                  3 Months Ended                      16 Weeks Ended
                                                                  March 31, 1996                      April 22, 1995
                                                                  --------------                      --------------

          Interest expense                                           $   988,100                          $   811,400
          Interest income                                               (260,700)                            (179,500)
          Dividend income                                                 (5,600)                               --
                                                                     -----------                          -----------

          Total interest and dividends - net
                                                                     $   721,800                          $   631,900
                                                                     ===========                          ===========

9. During the three month period ending March 31, 1996, the effective tax rate was 46.6% compared to a rate of 44.0% during the sixteen week period ending April 22, 1995. Income taxes have been computed based on the estimated annual effective tax rate.

10. The purchase of NEPSA on July 5, 1994, resulted in $26,505,300 of goodwill. This amount will be amortized on a straight-line basis over its estimated life of 25 years.

11.      Cash payments for interest and income taxes were:

                                 3 Months Ended                   16 Weeks Ended
                                 March 31, 1996                   April 22, 1995
                                 --------------                   --------------

          Interest                  $   735,600                      $   868,900
          Income tax                $   944,200                      $ 1,358,000

                                                  REVIEW BY

                                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Consolidated Condensed Financial Statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and the sixteen week periods ended April 22, 1995 have been reviewed prior to filing by Deloitte & Touche LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting  upon their review is included as
Part I - Exhibit 1.

Independent Accountants' Report



To the Board of Directors
Blessings Corporation
Newport News, Virginia


We have reviewed the accompanying consolidated condensed balance sheet of Blessings Corporation and subsidiaries as of March 31, 1996, and the related consolidated condensed statements of earnings and cash flows for the three months ended March 31, 1996 and the sixteen weeks ended April 22, 1995. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Blessings Corporation and subsidiaries as of December 30, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 20, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 30, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which is has been derived.



Deloitte & Touche LLP
Richmond, Virginia
April 23, 1996

April 23, 1996



Board of Directors
Blessings Corporation
Newport News, Virginia


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Blessings Corporation and subsidiaries for the three months ended March 31, 1996 and the sixteen weeks ended April 22, 1995, as indicated in our report dated April 23, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated by reference in the Registration Statement (Post-Effective Amendment Number 11 to Form S-8 on Form S-3).

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



Deloitte & Touche, LLP
Richmond, Virginia



                                                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY:

      The following table set forth for the period indicated 1) the amounts and percentages which certain items reflected in the financial data bear to net sales of the Company and 2) the percentage increase (decrease) of such items as compared to the indicated prior period:

                                                                   Relationship to Net Sales                         Percent
                                                                        Period Ended                             Increase/(Decrease)
                                   3 Months Ended                              16 Weeks Ended
                                   March 31, 1996         Percent              April 22, 1995         Percent         1996/1995
                                   --------------         -------              --------------         -------         ---------

Net Sales                             $39,533,300           100.0                 $45,056,600           100.0             (12.3)

Cost of sales                          26,337,600            66.6                  30,940,400            68.7             (14.9)
                                   --------------         -------              --------------          ------

Gross margin                           13,195,700            33.4                  14,116,200            31.3              (6.5)

Other costs and
  expenses                              7,364,700            18.6                  10,508,300            23.3             (29.9)
                                   --------------         -------              --------------          ------

Earnings from operations
 before taxes on income
 and minority interest                  5,831,000            14.7                   3,607,900             8.0              61.6

Taxes on income                         2,719,100             6.9                   1,590,800             3.5              70.9
                                  ---------------         -------              --------------          ------

Minority interest in net
   income of subsidiary                   875,200             2.2                      95,900              .2               N/A
                                  ---------------         -------              --------------          ------

Net earnings                           $2,236,700             5.7                  $1,921,200             4.3              16.4
                                  ===============         =======              ==============          ======             =====




RESULTS OF OPERATIONS:

Net Sales:

         Net sales decreased during the 13 weeks ending March 31, 1996 when compared to the 16 weeks ending April 22, 1995 by 12.3%. Effective at the beginning of the current year, the company modified its quarterly reporting periods to now be comprised of three calendar months with 13 weeks each. In prior fiscal years, including fiscal year 1995, the company's first quarter was comprised of 16 weeks with each of the three subsequent quarters comprised of 12 weeks each. Consequently, sales volume in 1996 increased by approximately 2% when compared to the first quarter of 1995 recast to 13 weeks.

Operating Costs and Expenses:

         Gross margin improved by 2.1 percentage points compared to the first quarter of 1995. The improved margin was the result of lower polyolefin costs in 1996 and improved performance at the company's 60% owned Mexican subsidiary, NEPSA. During the first quarter of 1995, disruptions in Mexico following the devaluation of the peso materially affected NEPSA's performance. In addition, other costs and expenses were down by 29.9% during the first quarter of 1996 when compared to the same quarter in 1995 due to the adverse affects of the peso devaluation resulting in a $2,962,700 foreign exchange loss in the first quarter of 1995. With relative stability of the peso during the first quarter of 1996, the foreign exchange loss was limited to $42,600.

Taxes on Income:

         The effective tax rate for the first quarter ended March 31, 1996 was 46.6%, up from the 44.0% for the first quarter of 1995. The increase was primarily the result of a higher effective tax rate associated with NEPSA and the improved earnings from that subsidiary in 1996.

Liquidity and Capital Resources:

         As of March 31, 1996, the company had working capital of $27,110,400 compared to $11,248,700 at year-end, an increase of $15,861,700. The ratio of current assets to current liabilities at the end of the quarter was 2.2 to 1 and at year-end was 1.5 to 1. The increase in working capital was the result of the company entering into two $10,000,000 long-term notes in connection with a Note Purchase Agreement closed on February 2, 1996 with a major insurance company. Part of the proceeds were used to repay existing debt leaving approximately $12,500,000 to be used to finance major capital projects. During the quarter, the company obtained an additional $3 million short-term credit line from a major financial institution. The company was not utilizing any of its $25 million revolving credit line or $10 million short-term credit at the end of the quarter.


PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

                  Long-term debt agreements contain various restrictive covenants limiting the incurrence of additional indebtedness, mergers and acquisitions. The agreements also include quarterly tests relating to the maintenance of net worth and cash flow.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

         Exhibit Number

                  2        Stock   Purchase   Agreement   by  and  Among  Manuel
                           Villarreal   Castaneda,   et  al,  as  Sellers,   and
                           Blessings Corporation,  as Purchaser,  dated June 30,
                           1994; filed with the Commission as an Exhibit to Form
                           8-K filed July 8, 1994,  such Exhibit is incorporated
                           herein by reference.
                  3(i)     Certificate of Incorporation of Blessings Corporation
                           with all Amendments  through Amendment dated December
                           15, 1994;  filed with the commission as an Exhibit to
                           Form 10K for the year ended  December 31, 1994,  such
                           Exhibit is incorporated herein by reference.
                  3(ii)    Bylaws of Blessings  Corporation  as amended  through
                           July 8, 1993; filed with the Commission as an Exhibit
                           to Form S-8 Registration  Statement filed October 15,
                           1993,   such  Exhibit  is   incorporated   herein  by
                           reference.
                  4        Not applicable
                  10(a)    Blessings   Corporation  Cost  Recovery  Supplemental
                           Retirement  Income Plan; filed with the commission as
                           an Exhibit  to Form 10K for the year  ended  December
                           31,  1994,  such  Exhibit is  incorporated  herein by
                           reference.
                  10(b)    Blessings Corporation 1991 Stock Option Plan; filed
                           with  the Commission  as  an  Exhibit  to  Form  S-8
                           Registration  Statement  filed  July  15, 1991, such
                           Exhibit is incorporated herein by reference.
                  10(c)    Blessings Corporation 1993 Incentive Plan; filed with
                           the Commission as an Exhibit to Form S-8 Registration
                           Statement  filed  October 15,  1993,  such Exhibit is
                           incorporated herein by reference.
                  10(d)    1993  Restricted  Stock  Plan  for  Non-Employee  and
                           Certain  Other  Directors of  Blessings  Corporation;
                           filed with the  Commission  as an Exhibit to Form S-8
                           Registration  Statement  filed October 17, 1994, such
                           Exhibit is incorporated herein by reference.
                  10(e)    Blessings  Corporation 1993 Restricted Stock Plan for
                           Key Employee; filed with the Commission as an Exhibit
                           to Form S-8 Registration  Statement filed October 17,
                           1994,   such  Exhibit  is   incorporated   herein  by
                           reference.
                  10(f)    Term Loan  Agreement  dated August 18, 1994,  between
                           Chase  Manhattan  Bank, N.A. and First Fidelity Bank,
                           N.A.,  New Jersey;  filed with the  commission  as an
                           Exhibit to Form 10K for the year ended  December  31,
                           1994,   such  Exhibit  is   incorporated   herein  by
                           reference.
                  10(g)    Revolving  Credit  Agreement  dated October 16, 1995,
                           between  Wachovia  Bank of  Georgia,  N.A.  and First
                           Fidelity  Bank,  N.A.,  New  Jersey;  filed  with the
                           commission  as an  Exhibit  to Form  10K for the year
                           ended December 30, 1995, such Exhibit is incorporated
                           herein by reference.
                  10(i)NotePurchase  Agreement  dated February 2, 1996,  between
                           Principal Mutual Life Insurance  Company,  filed with
                           the  commission  as an  Exhibit  to Form  10Q for the
                           quarter  ended  March  31,  1996,   such  Exhibit  is
                           incorporated herein by reference.
                  11       Not  required - explanation  of earnings  per  share
                           computation  is  contained  in  Notes to Consolidated
                           Financial Statements
                  15       A report by Independent  Certified Public Accountants
                           filed in Part I.
                  18       Not applicable
                  19       Not applicable
                  22       Not applicable
                  23       Not applicable

                  (b) Reports on Form 8-K: Registrant filed one Current Report on Form 8-K, dated February 8, 1996 relating to the change of the company's accounting periods from four weeks to one month each with the fiscal year coinciding with the calendar year.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                              BLESSINGS CORPORATION




DATED:   May 10, 1996      /s/Wayne A. Durboraw
                           Wayne A. Durboraw, Controller



DATED:   May 10, 1996      /s/James P. Luke
                           James P. Luke, Executive Vice President
                                 (Principal Financial Officer)