Form 10-Q
period 1996-06-30
BLESSINGS CORP
filed 1996-08-12
CIK 12614

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1996

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

Yes   x   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding as of August 1, 1996

Common stock, $.71 par value                              10,168,504

                                               BLESSINGS CORPORATION
                                                       INDEX

                                                                  PAGE NUMBER

PART I:    FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Condensed Balance Sheets
             June 30, 1996 and December 30, 1995                         1

             Consolidated Condensed Statements of
             Earnings - three and six months  ended June 30, 1996 and
             twelve and twenty-eight weeks ended July 15, 1995           2

             Consolidated Condensed Statements of
             Cash  Flows - three and six months  ended June 30,  1996
             and twelve and twenty-eight weeks ended July 15, 1995       3

             Notes to Consolidated Condensed
             Financial Statements                                        4

             Review by Independent Certified
             Public Accountants                                          8

             Independent Accountants' Report                             9

             Letter in Lieu of Consent of Independent
             Public Accountants                                         10

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                             11

PART II:      OTHER INFORMATION

     Item 2.  Changes in Securities                                     14

     Item 4.  Submission of Matters to A Vote by
                        Security Holders                                14

     Item 6.  Exhibits and Reports on Form 8-K                          14

                          PART I. FINANCIAL INFORMATION
                     BLESSINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                          June 30, 1996      December 30, 1995*
                                         -----------------    ------------------
                                             (Unaudited)           (Audited)
ASSETS
Current Assets:
  Cash & cash equivalents                     $  8,281,900         $  3,316,900
  Accounts receivable less allowance for
    doubtful accounts of $1,247,200 &
    $1,172,600                                  21,469,000           21,134,500
  Inventories                                   12,171,000            9,439,100
  Prepaid deferred taxes                           878,200              878,200
  Prepaid expenses                               1,284,300              943,400

                                              ---------------      ------------
      Total Current Assets                      44,084,400           35,712,100
                                              ---------------      ------------

Property, plant and equipment less
  accumulated depreciation & amortization
  of $39,449,800 & $34,996,500                  72,960,400           69,148,100
Goodwill net of accumulated amortization
  of $2,129,400 and $1,599,300                  24,375,900           24,906,000
Deferred taxes                                   4,381,300            4,429,200
Other assets                                     1,922,500            1,898,800

                                              ---------------      ------------
      Total Assets                            $147,724,500         $136,094,200
                                              ===============      ============
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses       $ 14,961,700         $ 16,284,700
  Income taxes payable                             828,200              701,200
  Current installments on long-term debt         3,508,500            7,477,500

                                              ---------------      ------------
      Total Current Liabilities                 19,298,400           24,463,400
                                              ---------------      ------------

Long-term debt                                  36,434,900           23,747,400
Deferred taxes on income                         7,924,800            7,134,700
Deferred supplemental pension liability          2,055,800            1,769,700
Minority interest                                9,415,900            8,094,600
Shareholders' Equity:
  Common stock                                   7,252,500            7,252,500
  Additional paid in capital                     6,012,900            6,174,900
  Translation loss                              (5,998,900)          (6,070,800)
  Retained earnings                             65,901,900           64,678,300

                                              ---------------      ------------
                                                73,168,400           72,034,900
Common stock in treasury at cost                  (573,700)          (1,150,500)

                                              ---------------      ------------
      Total Shareholders' Equity                72,594,700           70,884,400
                                              ---------------      ------------
      Total Liabilities and Shareholders'
        Equity                                $147,724,500         $136,094,200
                                              ===============      ============

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

                                                      BLESSINGS CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                                                    (Unaudited)

                                                               3 Months Ended   12 Weeks Ended     6 Months Ended    28 Weeks Ended
                                                                June 30, 1996    July 15, 1995      June 30, 1996    July 15, 1995
                                                              ---------------    -------------    ---------------    --------------
               Continuing Operations:
               Net sales                                        $36,253,400       $38,729,000       $75,786,700         $83,785,600
                                                               ------------       -----------       ------------      --------------
                 Cost of sales                                  26,355,000         27,375,400        52,692,600          58,315,800
                 Selling, general and administrative             6,888,900          5,824,100        13,489,200          12,737,800
                 Foreign exchange (gain) loss                      122,700            (25,000)          165,300           2,937,700
                 Interest & dividends - net                        651,900            584,900         1,373,700           1,216,800
                                                               ------------       ------------      ------------      --------------
                   Total costs and expenses                     34,018,500         33,759,400        67,720,800          75,208,100
                                                               ------------       ------------      ------------      --------------

               Earnings from operations before provision for
                 taxes on income and minority interest           2,234,900          4,969,600         8,065,900           8,577,500
                                                               ------------       ------------      ------------      --------------

               Taxes on income
                 Current                                           617,100          2,341,300         2,745,900           3,904,900
                 Deferred                                          235,900             13,500           826,200              40,700
                                                               ------------       ------------     -------------      --------------
                   Total taxes                                     853,000          2,354,800         3,572,100           3,945,600
                                                               ------------       ------------     -------------      --------------

               Minority interest in net income of subsidiary       366,300            818,700         1,241,500             914,600
                                                               ------------       ------------     -------------      --------------

               Net earnings                                    $ 1,015,600        $ 1,796,100      $  3,252,300       $   3,717,300
                                                               ============       ============     =============      ==============

               Average number of shares of common
                 stock outstanding                              10,164,637         10,164,954        10,152,196          10,188,174
                                                               ============       ============     =============      ==============

               Common stock outstanding at close of period      10,168,504         10,151,121        10,168,504          10,151,121
                                                               ============       ============     =============      ==============

                 Net earnings per share                              $ .10              $ .17             $ .32               $ .36
                                                               ============       ============     =============      ==============

                 Dividends per share                                 $ .10              $ .10             $ .20               $ .20
                                                               ============       ============     =============      ==============

               See accompanying Notes to Consolidated Condensed Financial Statements.


                                                  BLESSINGS CORPORATION & SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                             3 Months Ended     12 Weeks Ended     6 Months Ended    28 Weeks Ended
                                                              June 30, 1996      July 15, 1995      June 30, 1996     July 15, 1995
                                                            ---------------     --------------    ---------------    --------------
    Cash flows from operating activities:
      Net earnings from operations                           $ 1,015,600        $  1,796,100      $  3,252,300        $  3,717,300
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                        2,213,700           1,944,800         4,516,400           4,318,300
          Amortization - goodwill                                265,000             265,100           530,100             530,100
          Amortization - other                                     1,000               7,200             6,000              15,100
          Minority interest in net income of con-
            solidated subsidiary                                 366,300             818,700         1,241,500             914,600
          Provision for losses on accounts receivable             90,000             195,200           180,000             313,000
          (Gain) loss on sale of assets                           (2,600)              2,300           (21,600)             (3,600)
        Change in assets and liabilities:
          (Increase) decrease in accounts receivable            (346,100)         (2,873,300)          (496,600)           (578,600)
          (Increase) decrease in inventories                    (952,600)          1,125,100         (2,727,100)          1,515,300
          (Increase) decrease in prepaid expenses               (230,300)            516,200           (340,700)            862,400
          Increase (decrease) in accounts payable
            & accrued expenses                                (2,053,000)         (2,509,000)        (1,351,100)         (5,583,000)
          Increase (decrease) in taxes on income                (820,300)           (321,900)           493,200              17,400
          Increase (decrease) in deferred taxes
            on income                                             72,300             335,000            628,700             362,200
          (Increase) decrease in other assets                    105,300            (449,100)           (27,400)           (656,800)
          Increase (decrease) in other liabilities              (140,600)             12,200            129,800               5,700
                                                           ----------------     --------------    ---------------    ---------------
    Net cash prov. (req.) by operating activities               (416,300)            864,600          6,013,500           5,749,400
                                                           ----------------     --------------    ---------------    ---------------

    Cash flows from investing activities:
      Proceeds from disposition of fixed assets                    7,200             438,300             30,900             463,500
      Capital expenditures                                    (4,810,300)         (2,976,400)        (8,277,200)         (5,837,400)
                                                           ----------------     --------------    ---------------    ---------------
    Net cash required by investing activities                 (4,803,100)         (2,538,100)        (8,246,300)         (5,373,900)
                                                           ----------------     --------------    ---------------    ---------------

    Cash flows from financing activities:
      Short-term borrowings                                        --              4,400,000          2,078,200           4,400,000
      Reduction of long-term debt                             (1,535,900)         (2,072,400)       (13,270,900)         (5,015,000)
      Proceeds from issuance of long-term debt                     --                  --            20,000,000               --
      Issuance of common stock under stock
        option plan                                                --                  --                 --                 30,800
      Issuance and acquisition of treasury stock
        - net                                                    (15,700)           (658,400)           414,800            (591,900)
      Dividends paid                                          (1,016,300)         (1,020,700)        (2,028,700)         (2,041,300)
                                                           ----------------     --------------    ---------------    ---------------
    Net cash prov. (req.) by financing activities             (2,567,900)            648,500          7,193,400          (3,217,400)
                                                           ----------------     --------------    ---------------    ---------------
    Effect of exchange rate changes on cash                       (9,000)            311,500              4,400          (1,104,100)
                                                            ----------------    --------------    ---------------    ---------------
    Net incr. (decr.) in cash and cash equivalents            (7,796,300)           (713,500)         4,965,000          (3,946,000)
    Cash and cash equivalents at beginning of period          16,078,200           3,743,300          3,316,900           6,975,800
                                                           ----------------     --------------    ---------------    ---------------
    Cash and cash equivalents at end of period               $ 8,281,900           3,029,800       $  8,281,900        $  3,029,800
                                                           ================     ==============    ===============    ===============


    See Independent Accountants' Review Report and Notes to Consolidated
    Condensed Financial Statements.

                    BLESSINGS CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                      (See Independent Accountants' Report)


1. The consolidated condensed balance sheet as of June 30, 1996, the consolidated condensed statements of earnings for the three and six month periods ended June 30, 1996, and the twelve and twenty-eight week periods ended July 15, 1995, and the consolidated condensed statements of cash flows for the same periods then ended have been prepared by the company without audit. The consolidated financial statements include Nacional de Envases, S.A. de C.V. (NEPSA), the company's 60% owned Mexican subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996, and for all periods presented have been made. The company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. For accounting policies, see Notes to Consolidated Financial Statements in the company's Annual Report to Shareholders for the fiscal year ended December 30, 1995.

2. Effective with the beginning of the current year, the company changed its accounting periods from four weeks to one month each with the fiscal year now being a calendar year. Accordingly, under the new calendar year, the company's quarters are each comprised of three calendar months of thirteen weeks each ending March 31, June 30, September 30, and December 31. Formerly, the company's first quarter was comprised of sixteen weeks, and the remaining three quarters were each comprised of twelve weeks. Therefore, the quarter ending July 15, 1995 consisted of twelve weeks compared to the quarter ending June 30, 1996 which is comprised of thirteen weeks. Year-to-date amounts in 1996 consist of six months or twenty-six weeks, while year-to-date amounts in 1995 consisted of twenty-eight weeks. Due to the relative similarity of the two periods in 1995 and 1996 last year's results were not recast.

3. The company translates foreign currency financial statements by translating balance sheet accounts at the current exchange rate and income statement accounts at the average exchange rate for the quarter. Translation gains and losses are recorded in shareholders' equity, and transaction gains and losses are reflected in income.

4. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

5.          Inventories         June 30, 1996                  December 30, 1995
                                -------------                  -----------------
            Raw Materials       $  8,147,900                     $  6,377,600
            Finished Goods         4,023,100                        3,061,500
                                ------------                     ------------
                                $ 12,171,000                     $  9,439,100
                                ============                     ============

         Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out method (FIFO).

6.       Long-term debt:

                                      June 30, 1996            December 30, 1995
           Long-term debt consists
           of the following:

           Georgia Loan               $      --                  $  2,250,000
           Virginia Loan                     --                     2,700,000
           6.55% Note due 2002          10,000,000                      --
           7.22% Note due 2008          10,000,000                      --
           NEPSA Credit Agreement       18,750,000                 20,312,500
           Revolving Credit                  --                     3,000,000
           Mexico Bank Loans             1,193,400                  2,962,400
                                      ------------               ------------
                                      $ 39,943,400               $ 31,224,900
           Less installments due
           within one year               3,508,500                  7,477,500
                                      ------------               ------------
           Due after one year         $ 36,434,900               $ 23,747,400
                                      ============               ============

         For further details, see Note 6 of the Annual Report to Shareholders for the fiscal year ended December 30, 1995.

7.       Shareholders' Equity

         During the six months ended June 30, 1996, shareholders' equity increased as follows:

          Net earnings                                             $ 3,252,300
          Dividends declared                                        (2,028,700)
          Issuance of common stock under stock
            option plan                                                  --
          Issuance and acquisition of treasury
            stock - net                                                414,800

          Translation loss                                              71,900
                                                                   ------------
          Total increase in shareholders' equity                   $ 1,710,300

8.       Interest and Dividends - Net

                                3 Months Ended                   12 Weeks Ended
                                 June 30, 1996                    July 15, 1995
                                --------------                   --------------
          Interest expense         $  913,200                       $  789,100
          Interest income            (250,900)                        (204,200)
          Dividend income             (10,400)                           --
          Total interest and       ----------                       ----------
            dividends - net        $  651,900                       $  584,900
                                   ==========                       ==========
                                6 Months Ended                   28 Weeks Ended
                                 June 30, 1996                    July 15, 1995
                                --------------                   --------------
          Interest expense         $1,901,300                       $1,600,500
          Interest income            (511,600)                        (383,700)
          Dividend income             (16,000)                           --
          Total interest and       ----------                       ----------
            dividends - net        $1,373,700                       $1,216,800
                                   ==========                       ==========

9. During the three and six month periods ending June 30, 1996, the effective tax rate was 38.2% and 44.3% respectively compared to 47.4% and 46.0% respectively during the twelve and twenty-eight week periods ending July 15, 1995. Income taxes have been computed based on the estimated annual effective tax rate.

     10. The purchase of NEPSA on July 5, 1994, resulted in $26,505,300 of goodwill. This amount will be amortized on a straight-line basis over its estimated life of 25 years.

11.      Cash payments for interest and income taxes were:

                          3 Months Ended                      12 Weeks Ended
                           June 30, 1996                       July 15, 1995
                          --------------                      --------------
          Interest          $  549,300                          $  762,200
          Income tax        $3,315,000                          $2,261,200

                          6 Months Ended                      28 Weeks Ended
                           June 30, 1996                       July 15, 1995
                          --------------                      --------------
          Interest          $1,284,900                          $1,631,100
          Income tax        $4,259,200                          $3,619,200

                                    REVIEW BY

                     INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Consolidated Condensed Financial Statements as of June 30, 1996 and for the three and six month periods then ended have been reviewed prior to filing by Deloitte & Touche LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting  upon their review is included as
Part I - Exhibit 1.

Independent Accountants' Report



To the Board of Directors
Blessings Corporation
Newport News, Virginia


We have reviewed the accompanying consolidated condensed balance sheet of Blessings Corporation and subsidiaries as of June 30, 1996, and the related consolidated condensed statements of earnings and cash flows for the three and six months ended June 30, 1996 and the twelve and twenty-eight weeks July 15, 1995. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Blessings Corporation and subsidiaries as of December 30, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 20, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 30, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which is has been derived.



Deloitte & Touche LLP
Richmond, Virginia
July 26, 1996

July 26, 1996



Board of Directors
Blessings Corporation
Newport News, Virginia


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Blessings Corporation and subsidiaries for three and six months ended June 30, 1996 and the twelve and twenty-eight weeks July 15, 1995, as indicated in our report dated July 26, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated by reference in the Registration Statement (Post-Effective Amendment Number 11 to Form S-8 on Form S-3).

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



Deloitte & Touche, LLP
Richmond, Virginia


                                                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY:

          The following tables set forth for the period indicated 1) the amounts and percentages which certain items reflected in the financial data bear to net sales of the Company and 2) the percentage increase (decrease) of such items as compared to the indicated prior period:

                                                         Relationship to Net Sales                                  Percent
                                                              Period Ended                                     Increase/(Decrease)
                            ___________________________________________________________________________        ___________________
                              3 Months Ended                           12 Weeks Ended
                               June 30, 1996        Percent             July 15, 1995           Percent             1996/1995
                               -------------        -------            --------------           -------             ---------
Net Sales                      $36,253,400           100.0               $38,729,000             100.0                (6.4)

Cost of sales                   26,355,000            72.7                27,375,400              70.7                (3.7)
                               -------------        --------             ------------           -------

Gross margin                     9,898,400            27.3                11,353,600              29.3               (12.8)

Other costs and
  expenses                       7,663,500            21.1                 6,384,000              16.5                20.0
                               -------------        --------             ------------           -------

Earnings from operations
  before taxes on income
  and minority interest          2,234,900             6.2                 4,969,600              12.8               (55.0)

Taxes on income                    853,000             2.4                 2,354,800               6.1               (63.8)
                               -------------        --------             ------------           -------

Minority interest in net
  income of subsidiary             366,300             1.0                   818,700               2.1               (55.3)
                               -------------        --------             ------------           -------

Net earnings                   $ 1,015,600             2.8               $ 1,796,100               4.6               (43.5)
                               =============        ========             ============           =======              ======


                                                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                                   Relationship to Net Sales                           Percent
                                                                          Period Ended                           Increase/(Decrease
                            ______________________________________________________________________________       __________________
                              6 Months Ended                             28 Weeks Ended
                               June 30, 1996           Percent            July 15, 1995            Percent             1996/1995
                              --------------           -------           --------------            -------             ---------
Net Sales                      $75,786,700              100.0               $83,785,600             100.0                (9.5)

Cost of sales                   52,692,600               69.5                58,315,800              69.6                (9.6)
                               -----------             -------              -----------             ------

Gross margin                    23,094,100               30.5                25,469,800              30.4                (9.3)

Other costs and
  expenses                      15,028,200               19.8                16,892,300              20.2               (11.0)
                               -----------             -------              -----------            -------

Earnings from operations
  before taxes on income
  and minority interest          8,065,900               10.6                 8,577,500              10.2                (6.0)

Taxes on income                  3,572,100                4.7                 3,945,600               4.7                (9.5)
                               -----------             -------              -----------             -------

Minority interest in net
  income of subsidiary           1,241,500                1.6                   914,600               1.1                35.7
                               -----------             -------              -----------             -------

Net earnings                   $ 3,252,300                4.3               $ 3,717,300               4.4               (12.5)
                               ===========             =======              ===========             =======             ======


RESULTS OF OPERATIONS:

Net Sales:

         Net sales for the second quarter ended June 30,1996 decreased 6.4% from the second quarter 1995 as a result of lower sales volume in the company's 60% owned Mexican subsidiary Nacional de Envases de Plasticos, S.A. de C.V. (NEPSA). While domestic demand has remained relatively constant with last year's results, NEPSA continues to be adversely affected by a sluggish Mexican economy. At the same time, lower raw material costs have resulted in lower sales prices, thus lowering net sales dollars.

Operating Costs and Expenses:

         Gross margin was down compared to the same quarter last year as the company responded to competitive pressures in the healthcare industry to protect market share. In addition, the gross margin was negatively impacted by decreased sales of higher margin printed products in Mexico. The company is actively addressing these issues by securing new customers in new markets and focusing on total cost productivity.
         Other costs and expenses were higher in the second quarter of 1996 compared to the second quarter of 1995 in both dollars and as a percentage of sales due primarily to an additional week's expenses reflected in 1996 and lower net sales. See Notes to Consolidated Condensed Financial Statements, Note 2 on page 4.

Taxes on Income:

         The effective tax rate for the first half of 1996 was 44.3% compared to 46.0% for the first half of last year. The decrease was primarily the result of a lower effective tax rate due to an increase in the availability of tax credits in Mexico.

Liquidity and Capital Resources:

         As of June 30, 1996, the company had working capital of $24,786,000 compared to $11,248,700 at year-end, an increase of $13,537,300. The ratio of current assets to current liabilities at the end of the quarter was 2.3 to 1 and at year-end was 1.5 to 1. The increase in working capital was the result of the company entering into two $10,000,000 long-term notes in connection with a Note Purchase Agreement closed on February 2, 1996 with a major insurance company. Part of the proceeds were used to repay existing debt leaving approximately $12,500,000 to be used to finance major capital projects. The company was not utilizing any of its $25 million revolving credit line or $10 million short-term credit at the end of the quarter.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) Blessings Corporation's annual meeting of security holders was held on May 21, 1996.

                           (b) Proxies were solicited by Blessings' management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's eleven (11) nominees for directors as listed in the proxy statement and all such nominees were elected.

                           (c) The shareholders voted 8,321,647 in the affirmative, 354,907 in the negative and 735,190 abstained to adopt the 1995 Non-Employee Directors Stock Option Plan.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

         Exhibit Number

                  2        Stock   Purchase   Agreement   by  and  Among  Manuel
                           Villarreal   Castaneda,   et  al,  as  Sellers,   and
                           Blessings Corporation,  as Purchaser,  dated June 30,
                           1994; filed with the Commission as an Exhibit to Form
                           8-K filed July 8, 1994,  such Exhibit is incorporated
                           herein by reference.
                  3(i)     Certificate of Incorporation of Blessings Corporation
                           with all Amendments  through Amendment dated December
                           15, 1994;  filed with the commission as an Exhibit to
                           Form 10K for the year ended  December 31, 1994,  such
                           Exhibit is incorporated herein by reference.
                  3(ii)    Bylaws of Blessings  Corporation  as amended  through
                           July 8, 1993; filed with the Commission as an Exhibit
                           to Form S-8 Registration  Statement filed October 15,
                           1993,   such  Exhibit  is   incorporated   herein  by
                           reference.
                  4        Not applicable
                  10(a)    Blessings   Corporation  Cost  Recovery  Supplemental
                           Retirement  Income Plan; filed with the commission as
                           an Exhibit  to Form 10K for the year  ended  December
                           31,  1994,  such  Exhibit is  incorporated  herein by
                           reference.
                  10(b)    Blessings  Corporation 1991 Stock  Option Plan; filed
                           with  the  Commission  as  an  Exhibit  to  Form  S-8
                           Registration   Statement  filed  July  15, 1991, such
                           Exhibit is incorporated herein by reference.
                  10(c)    Blessings Corporation 1993 Incentive Plan; filed with
                           the Commission as an Exhibit to Form S-8 Registration
                           Statement  filed  October 15,  1993,  such Exhibit is
                           incorporated herein by reference.
                  10(d)    1993  Restricted  Stock  Plan  for  Non-Employee  and
                           Certain  Other  Directors of  Blessings  Corporation;
                           filed with the  Commission  as an Exhibit to Form S-8
                           Registration  Statement  filed October 17, 1994, such
                           Exhibit is incorporated herein by reference.
                  10(e)    Blessings  Corporation 1993 Restricted Stock Plan for
                           Key Employee; filed with the Commission as an Exhibit
                           to Form S-8 Registration  Statement filed October 17,
                           1994,   such  Exhibit  is   incorporated   herein  by
                           reference.
                  10(f)    Term Loan  Agreement  dated August 18, 1994,  between
                           Chase  Manhattan  Bank, N.A. and First Fidelity Bank,
                           N.A.,  New Jersey;  filed with the  commission  as an
                           Exhibit to Form 10K for the year ended  December  31,
                           1994,   such  Exhibit  is   incorporated   herein  by
                           reference.
                  10(g)    Revolving  Credit  Agreement  dated October 16, 1995,
                           between  Wachovia  Bank of  Georgia,  N.A.  and First
                           Fidelity  Bank,  N.A.,  New  Jersey;  filed  with the
                           commission  as an  Exhibit  to Form  10K for the year
                           ended December 30, 1995, such Exhibit is incorporated
                           herein by reference.
                  10(i)NotePurchase  Agreement  dated February 2, 1996,  between
                           Principal Mutual Life Insurance  Company,  filed with
                           the  commission  as an  Exhibit  to Form  10Q for the
                           quarter  ended  March  31,  1996,   such  Exhibit  is
                           incorporated herein by reference.
                  11       Not  required  -  explanation  of  earnings per share
                           computation  is  contained  in  Notes to Consolidated
                           Financial Statements.
                  15       A report by Independent Certified Public  Accountants
                           filed in Part I.
                  18       Not applicable
                  19       Not applicable
                  22       Not applicable
                  23       Not

                  (b) Reports on Form 8-K: There were no reports on Form 8-K for the three months ended June 30, 1996.

                                                 S I G N A T U R E S

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:        August 12, 1996   /s/Wayne A. Durboraw
                                Wayne A. Durboraw, Controller



DATED:        August 12, 1996   /s/James P. Luke
                                James P. Luke, Executive Vice President
                                           (Principal Financial Officer)