Form 10-Q
period 1996-09-30
BLESSINGS CORP
filed 1996-11-13
CIK 12614

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                                  757 887 2100
              (Registrant's telephone number, including area code)

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

Yes   x   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding as of November 1, 1996

Common stock, $.71 par value                    10,134,504

                              BLESSINGS CORPORATION
                                      INDEX

                                                                   PAGE NUMBER

PART I:       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets
              September 30, 1996 and December 30, 1995
                                                                      1

              Consolidated Condensed Statements of
              Earnings - three and nine months ended
              September 30, 1996 and twelve and forty
              weeks ended October 7, 1995                             2

              Consolidated Condensed Statements of
              Cash Flows - three and nine months
              ended September 30, 1996 and twelve
              and forty weeks ended October 7, 1995                   3


              Notes to Consolidated Condensed
              Financial Statements                                    4

              Review by Independent Certified
              Public Accountants                                      8

              Independent Accountants' Report                         9

              Letter in Lieu of Consent of
              Independent Public Accountants                         10


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                          11

PART II:      OTHER INFORMATION

     Item 2.  Changes in Securities                                  14

     Item 6.  Exhibits and Reports on Form 8-K                       15

                                           PART I. FINANCIAL INFORMATION
                                       BLESSINGS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                        September 30,          December 30,
                                            1996                   1995*
                                      ------------------     -----------------
                                          (Unaudited)              (Audited)
ASSETS
Current Assets:
  Cash & cash equivalents                $  4,774,100            $  3,316,900
  Accounts receivable less allowance for
    doubtful accounts of $1,397,700 &
    $1,172,600                             23,050,700              21,134,500
  Inventories                              11,345,700               9,439,100
  Prepaid deferred taxes                      878,200                 878,200
  Prepaid expenses                            934,900                 943,400

                                         -------------           -------------
      Total Current Assets                 40,983,600              35,712,100
                                         -------------           -------------

Property, plant and equipment less
  accumulated depreciation & amortization
  of $41,604,800 & $34,996,500             77,587,300              69,148,100
Goodwill net of accumulated amortization
  of $2,394,500 and $1,599,300             24,110,800              24,906,000
Deferred taxes                              4,243,900               4,429,200
Other assets                                1,833,100               1,898,800

                                         -------------           -------------
      Total Assets                       $148,758,700            $136,094,200
                                         =============           =============
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses  $ 16,506,200            $ 16,284,700
  Income taxes payable                      1,623,200                 701,200
  Current installments on long-term debt    3,365,300               7,477,500

                                         -------------           -------------
      Total Current Liabilities            21,494,700              24,463,400
                                         -------------           -------------

Long-term debt                             35,653,700              23,747,400
Deferred taxes on income                    6,733,200               7,134,700
Deferred supplemental pension liability     2,078,000               1,769,700
Minority interest                          10,075,300               8,094,600
Shareholders' Equity:
  Common stock                              7,252,500               7,252,500
  Additional paid in capital                6,012,900               6,174,900
  Translation loss                         (5,792,800)             (6,070,800)
  Retained earnings                        66,062,400              64,678,300

                                         -------------           -------------
                                           73,535,000              72,034,900
Common stock in treasury at cost             (811,200)             (1,150,500)

                                         -------------           -------------
      Total Shareholders' Equity           72,723,800              70,884,400
                                         -------------           -------------
      Total Liabilities and Shareholders'
        Equity                           $148,758,700            $136,094,200
                                         =============           =============

See accompanying Notes to Consolidated Condensed Financial Statements.

*The balance sheet at December 30, 1995 has been taken from audited Financial Statements at that date, and condensed.



                                                      BLESSINGS CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                                                    (Unaudited)

                                            3 Months Ended          12 Weeks Ended          9 Months Ended          40 Weeks Ended
                                          September 30, 1996       October 7, 1995        September 30, 1996       October 7, 1995
                                        ---------------------     ------------------     --------------------     ------------------
Continuing Operations:

Net sales                                       $40,008,000             $36,767,700          $115,794,700            $120,553,300
                                                -------------           ------------         --------------          -------------
  Cost of sales                                  30,162,600              27,731,800            82,855,200              86,047,600
  Selling, general and administrative             7,029,200               6,252,800            20,518,400              18,990,600
  Foreign exchange loss                              75,800                 331,000               241,100               3,268,700
  Interest & dividends - net                        636,800                 712,100             2,010,500               1,928,900
                                                -------------           -------------        ---------------         -------------
    Total costs and expenses                     37,904,400              35,027,700           105,625,200             110,235,800
                                                -------------           -------------        ---------------         -------------

Earnings from operations before provision for
  taxes on income and minority interest           2,103,600               1,740,000            10,169,500              10,317,500
                                                -------------           -------------        ---------------         -------------

Taxes on income
  Current                                         1,658,300                 671,400             4,404,200               4,576,300
  Deferred                                       (1,162,400)                241,800              (336,200)                282,500
                                                ------------            ------------         --------------          -------------
    Total taxes                                     495,900                 913,200             4,068,000               4,858,800
                                                ------------            ------------         --------------          -------------

Minority interest in net income of subsidiary       430,400                 414,800             1,671,900               1,329,400
                                                ------------            ------------         --------------          -------------

Net earnings                                    $ 1,177,300             $   412,000          $  4,429,600            $  4,129,300
                                                ============            ============         ==============          ==============

Average number of shares of common
  stock outstanding                              10,159,871              10,126,421            10,154,754              10,169,648
                                                ============            ============         ==============          ==============

Common stock outstanding at close of period      10,142,604              10,123,888            10,142,604              10,123,888
                                                ============            ============         ==============          ==============

  Net earnings per share                              $ .12                   $ .05                 $ .44                   $ .41
                                                ============            ============         ==============          ==============

  Dividends per share                                 $ .10                   $ .10                 $ .30                   $ .30
                                                ============            ============         ==============          ==============

See accompanying Notes to Consolidated Condensed Financial Statements.

                                                  BLESSINGS CORPORATION & SUBSIDIARIES
                                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                 3 Months Ended       12 Weeks Ended           9 Months Ended         40 Weeks Ended
                                               September 30, 1996     October 7, 1995        September 30, 1996      October 7, 1995
                                               -----------------  -------------------     ---------------------   ------------------
Cash flows from operating activities:

  Net earnings from operations                    $ 1,177,300         $    412,000            $  4,429,600            $  4,129,300
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                 2,610,200            1,924,400               7,126,600               6,242,700
      Amortization - goodwill                         265,000              265,000                 795,100                 795,100
      Amortization - other                              4,000                6,700                  10,000                  21,800
      Minority interest in net income of con-
        solidated subsidiary                          430,400              414,800               1,671,900               1,329,400
      Provision for losses on accounts receivable     180,000              106,200                 360,000                 419,200
      (Gain) loss on sale of assets                    71,000                 (700)                 49,400                  (4,300)
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable   (1,734,700)            (863,900)             (2,231,300)             (1,442,500)
      (Increase) decrease in inventories              832,500            2,033,000              (1,894,600)              3,548,300
      (Increase) decrease in prepaid expenses         349,700             (296,500)                  9,000                 565,900
      Increase (decrease) in accounts payable
        & accrued expenses                          1,374,800            4,200,500                  23,700              (1,382,500)
      Increase (decrease) in taxes on income          957,600           (1,253,700)              1,450,800              (1,236,300)
      Increase (decrease) in deferred taxes
        on income                                  (1,034,000)             239,500                (405,300)                601,700
      (Increase) decrease in other assets            (330,100)             (87,600)               (357,500)               (744,400)
      Increase (decrease) in other liabilities        207,400              (26,300)                337,200                 (20,600)
                                                  -------------       --------------          --------------          --------------
Net cash prov. (req.) by operating activities       5,361,100            7,073,400              11,374,600              12,822,800
                                                  -------------       --------------          --------------          --------------

Cash flows from investing activities:
  Proceeds from disposition of fixed assets            19,100              601,200                  50,000               1,064,700
  Capital expenditures                             (6,751,200)          (3 686,700)            (15,028,400)             (9,524,100)
  Decrease in notes receivable                         25,000                --                     25,000                   --
                                                  -------------       --------------          --------------         --------------
Net cash required by investing activities          (6,707,100)          (3,085,500)            (14,953,400)             (8,459,400)
                                                  -------------       --------------          --------------         --------------

Cash flows from financing activities:
  Short-term borrowings                                 --                (428,100)              2,078,200               3,971,900
  Reduction of long-term debt                        (914,200)          (1,823,400)            (14,185,100)             (6,838,400)
  Proceeds from issuance of long-term debt              --                   --                 20,000,000                   --
  Issuance of common stock under stock
    option plan                                         --                   --                      --                     30,800
  Issuance and acquisition of treasury stock
    - net                                            (237,500)            (343,200)                177,300                (935,100)
  Dividends paid                                   (1,016,800)          (1,015,100)             (3,045,500)             (3,056,400)
                                                  -------------       --------------          --------------         --------------

Net cash prov. (req.) by financing activities      (2,168,500)          (3,609,800)              5,024,900              (6,827,200)
                                                  -------------       --------------          --------------         --------------

Effect of exchange rate changes on cash                  6,700              (68,300)                 11,100             (1,172,400)
                                                  -------------       --------------          --------------         --------------
Net incr. (decr.) in cash and cash equivalents      (3,507,800)             309,800               1,457,200             (3,636,200)
Cash and cash equivalents at beginning of period     8,281,900            3,029,800               3,316,900              6,975,800

                                                  -------------       --------------          --------------         --------------
Cash and cash equivalents at end of period        $  4,774,100         $  3,339,600            $  4,774,100           $  3,339,600
                                                  =============       ==============          ==============         ==============

    See accompanying Notes to Consolidated Condensed Financial Statements.

                     BLESSINGS CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                      (See Independent Accountants' Report)


1. The consolidated condensed balance sheet as of September 30, 1996, the consolidated condensed statements of earnings for the three and nine month periods ended September 30, 1996, and the twelve and forty week periods ended October 7, 1995, and the consolidated condensed statements of cash flows for the same periods then ended have been prepared by the company without audit. The consolidated financial statements include Nacional de Envases, S.A. de C.V. (NEPSA), the company's 60% owned Mexican subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and for all periods presented have been made. The company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. For accounting policies, see Notes to Consolidated Financial Statements in the company's Annual Report to Shareholders for the fiscal year ended December 30, 1995.

2. Effective with the beginning of the current year, the company changed its accounting periods from four weeks to one month each with the fiscal year now being a calendar year. Accordingly, under the new calendar year, the company's quarters are each comprised of three calendar months of thirteen weeks each ending March 31, June 30, September 30, and December 31. Formerly, the company's first quarter was comprised of sixteen weeks, and the remaining three quarters were each comprised of twelve weeks. Therefore, the quarter ending October 7, 1995 consisted of twelve weeks compared to the quarter ending September 30, 1996 which is comprised of thirteen weeks. Year-to-date amounts in 1996 consist of nine months or thirty-nine weeks, while year-to-date amounts in 1995 consisted of forty weeks. Due to the relative similarity of the two periods in 1995 and 1996, last year's results were not recast.

3. The company translates foreign currency financial statements by translating balance sheet accounts at the current exchange rate and income statement accounts at the average exchange rate for the quarter. Translation gains and losses are recorded in shareholders' equity, and transaction gains and losses are reflected in income.

4. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

5.          Inventories         September 30, 1996           December 30, 1995

            Raw Materials         $  8,269,200                  $  6,377,600
            Finished Goods           3,076,500                     3,061,500
                                  ------------                  ------------
                                  $ 11,345,700                  $  9,439,100
                                  ============                  ============

     Inventories  are  stated  at the  lower  of  cost   or market.  The cost of
     inventories is determined by the first-in, first-out method (FIFO).

6.       Long-term debt:

                                 September 30,1996            December 30, 1995
                               ---------------------         -------------------
           Long-term debt consists of the following:

           Georgia Loan            $      --                      $  2,250,000
           Virginia Loan                  --                         2,700,000
           6.55% Note due 2002       10,000,000                          --
           7.22% Note due 2008       10,000,000                          --
           NEPSA Credit Agreement    17,968,700                     20,312,500
           Revolving Credit               --                         3,000,000
           Mexico Bank Loans          1,050,300                      2,962,400
                                   ------------                   ------------
                                   $ 39,019,000                   $ 31,224,900
           Less installments due
           within one year            3,365,300                      7,477,500
                                   ------------                   ------------
           Due after one year      $ 35,653,700                   $ 23,747,400
                                   ============                   ============

     For further details, see Note 6 of the Annual Report to Shareholders for the fiscal year ended December 30, 1995.

7.       Shareholders' Equity

         During the nine months ended September 30, 1996, shareholders' equity increased as follows:

          Net earnings                                           $ 4,429,600
          Dividends declared                                      (3,045,500)
          Issuance of common stock under stock
            option plan                                                --

          Issuance and acquisition of treasury
            stock - net                                              177,300

          Translation gain                                           278,000
                                                                 -----------
          Total increase in shareholders' equity                 $ 1,839,400
                                                                 ===========

8.       Interest and Dividends - Net

                                     3 Months Ended            12 Weeks Ended
                                   September 30,1996          October 7, 1995
                                   -----------------          ----------------
          Interest expense              $ 888,600                $  813,000
          Interest income                (251,800)                 (100,900)
          Total interest and            ---------                ----------
            dividends - net             $ 636,800                $  712,100
                                        =========                ==========

                                     9 Months Ended            40 Weeks Ended
                                   September 30, 1996          October 7, 1995
                                   ------------------          ---------------
          Interest expense              $2,789,900               $2,413,500
          Interest income                 (763,400)                (484,600)
          Dividend income                  (16,000)                   --
          Total interest and            ----------               ----------
            dividends - net             $2,010,500               $1,928,900
                                        ==========               ==========

9. During the three and nine month periods ending September 30, 1996, the effective tax rate was 23.6% and 40.0% respectively compared to 52.5% and 47.1% respectively during the twelve and forty week periods ending October 7, 1995. Income taxes have been computed based on the estimated annual effective tax rate.

10. The purchase of NEPSA on July 5, 1994, resulted in $26,505,300 of goodwill. This amount is being amortized on a straight-line basis over its estimated life of 25 years.


11.      Cash payments for interest and income taxes were:

                             3 Months Ended                      12 Weeks Ended
                           September 30, 1996                   October 7, 1995
                           ------------------                   ---------------
          Interest            $1,130,100                          $  760,100
          Income tax          $  823,700                          $1,886,400

                             9 Months Ended                      40 Weeks Ended
                           September 30, 1996                   October 7, 1995
                           ------------------                   ---------------
          Interest            $2,415,000                          $2,391,200
          Income tax          $5,082,900                          $5,505,600

                                   REVIEW BY
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Consolidated Condensed Financial Statements as of September 30, 1996 and for the three and nine month periods then ended have been reviewed prior to filing by Deloitte & Touche LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting upon their  review is included as
Part I - Exhibit 1.

Independent Accountants' Report



To the Board of Directors
Blessings Corporation
Newport News, Virginia


We have reviewed the accompanying consolidated condensed balance sheet of Blessings Corporation and subsidiaries as of September 30, 1996, and the related consolidated condensed statements of earnings and cash flows for the three and nine months ended September 30, 1996 and the twelve and forty weeks ended October 7, 1995. These financial statements are the responsibility of the Corporation's management.

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



Deloitte & Touche LLP
Richmond, Virginia
October 23, 1996

October 23, 1996



Board of Directors
Blessings Corporation
Newport News, Virginia


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Blessings Corporation and subsidiaries for the three and nine months ended September 30, 1996 and the twelve and forty weeks ended October 7, 1995, as indicated in our report dated October 23, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated by reference in the Registration Statement (Post-Effective Amendment Number 11 to Form S-8 on Form S-3).

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



Deloitte & Touche, LLP
Richmond, Virginia

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY:

     The following tables set forth for the period indicated 1) the amounts and percentages which certain items reflected in the financial data bear to net sales of the Company and 2) the percentage increase (decrease) of such items as compared to the indicated prior period:

                                          Relationship to Net Sales                                           Percent
                                                 Period Ended                                           Increase/(Decrease)
                       ______________________________________________________________________________   ___________________
                        3 Months Ended                               12 Weeks Ended
                       September 30, 1996         Percent           October 7, 1995           Percent        1996/1995
                       ------------------         -------           ---------------           -------        ---------
Net Sales                    $40,008,000           100.0                 $36,767,700           100.0            8.8

Cost of sales                 30,162,600            75.4                  27,731,800            75.4            8.8
                             -----------           -----                 -----------           -----

Gross margin                   9,845,400            24.6                   9,035,900            24.6            9.0

Other costs and
  expenses                     7,741,800            19.4                   7,295,900            19.8            6.1
                             -----------           -----                 -----------           -----

Earnings from operations
  before taxes on income
  and minority interest        2,103,600             5.3                   1,740,000             4.7           20.9

Taxes on income                  495,900             1.2                     913,200             2.5          (45.7)
                             -----------           -----                 -----------           -----

Minority interest in net
   income of subsidiary          430,400             1.1                     414,800             1.1            3.8
                             -----------           -----                 -----------           -----

 Net earnings                $ 1,177,300             2.9                 $   412,000             1.1          185.8
                             ===========           =====                 ===========           =====        ========



                                                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                          Relationship to Net Sales                                             Percent
                                                 Period Ended                                              Increase/(Decrease)
                          _____________________________________________________________________________    ___________________
                           9 Months Ended                              40 Weeks Ended
                          September 30, 1996        Percent           October 7, 1995           Percent       1996/1995
                          ------------------        -------           ---------------           -------       ---------

Net Sales                      $115,794,700          100.0                $120,553,300           100.0          (3.9)

Cost of sales                    82,855,200           71.6                  86,047,600            71.4          (3.7)
                               ------------          -----                ------------           -----

Gross margin                     32,939,500           28.4                  34,505,700            28.6          (4.5)

Other costs and
  expenses                       22,770,000           19.7                  24,188,200            20.1          (5.9)
                               ------------          -----                ------------           -----

Earnings from operations
  before taxes on income
  and minority interest          10,169,500            8.8                  10,317,500             8.6          (1.4)

Taxes on income                   4,068,000            3.5                   4,858,800             4.0         (16.3)
                               ------------          -----                ------------           -----

Minority interest in net
  income of subsidiary            1,671,900            1.4                   1,329,400             1.1          25.8
                               ------------          -----                ------------           -----

Net earnings                   $  4,429,600            3.8                $  4,129,300             3.4           7.3
                               ============          =====                ============           =====          =======


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental, legal and technological factors affecting the company's operations, markets, products, services and prices, and other factors discussed in the company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS:

Net Sales:

     The third quarter sales increase of $3.2 million or 8.8% was the result of increased sales of the Edison Plastics Division. During the third quarter, 1996 the company began to realize the impact of new initiatives seeking new directions and new markets by posting a domestic unit volume increase of more than 22% ahead of the comparable 12 week quarter in 1995. The company's Mexican operation, NEPSA, which continues to be hampered by the on-going recession in that country posted a modest unit volume increase during the third quarter of 1996 compared to the same quarter in 1995.

Operating Costs and Expenses:

     The gross margin percentage during the quarter was the same as last year's results at 24.6%. However, due to increased sales, gross margin dollars increased by approximately $800,000. Of particular significance to gross margin is the state of the polyethylene and polypropylene prices which returned to near record highs during the quarter. Raw material costs have now leveled and appear once again set to decline with projections for a softening expected in 1997. Other costs and expenses were higher in the third quarter of 1996 compared to the third quarter of 1995 due primarily to an additional week's expense reflected in 1996 associated with the accounting period change. See Notes to Consolidated Condensed Financial Statements, Note 2 on page 4.

Taxes on Income:

     The effective tax rate as of September 30, 1996 was 40.0% compared to 47.1% for the same period last year. The decrease was primarily the result of a lower effective tax rate due to an increase in the availability of tax credits in Mexico.

Liquidity and Capital Resources:

     As of September 30, 1996, the company had working capital of $19,488,900 compared to $11,248,700 at year-end, an increase of $8,240,200. The ratio of current assets to current liabilities at the end of the quarter was 1.9 to 1 and at year-end was 1.5 to 1. The increase in working capital was the result of the company entering into two $10,000,000 long-term notes in connection with a Note Purchase Agreement closed on February 2, 1996 with a major insurance company. Part of the proceeds were used to repay existing debt leaving approximately $12,500,000 to be used to finance major capital projects.

     During the quarter, the company obtained an additional $2 million short-term credit line from a major financial institution. The company was not utilizing any of either its $25 million revolving credit line or its $12 million short-term lines of credit at the end of the quarter.

PART II.                                          OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On September 12, 1995, a complaint was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, against the company by John Falkner and Tom Falkner d/b/a Falkner Farm. The Plaintiffs are seeking damages in the amount of $5,263,733, based on allegations of negligence, breach of contract, and breach of warranty by the company with regard to the alleged premature degradation of agricultural mulch film purchased by Falkner Farm from the company for a purchase price of $128,960.

     From the date suit was filed and currently, the company has been and is being represented in this proceeding by Florida counsel provided by its insurer, Travelers Indemnity Co. ("Travelers"). By letter dated September 12, 1996, Travelers informed the company that it believes most of the claims asserted by the Plaintiffs are not covered by its insurance policy; however, it continues to provide representation for the company.

     On October 16, 1996, the company filed a suit for Declaratory Judgment against Travelers seeking a determination by the Court that under the terms of the company's policy, Travelers is obligated to indemnify the company against any cost and liability arising from the suit filed by the Plaintiffs.

     The company is contesting the Plaintiffs' claims, vigorously. While the outcome cannot be predicted with certainty, in the opinion of management and the company's legal counsel, the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the company.

Item 2.  CHANGES IN SECURITIES

     Long-term debt agreements contain various restrictive covenants limiting the incurrence of additional indebtedness, mergers and acquisitions. The agreements also include quarterly tests relating to the maintenance of net worth and cash flow.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

Exhibit Number
--------------
     2 Stock Purchase Agreement by and Among Manuel Villarreal Castaneda, et al, as Sellers, and Blessings Corporation, as Purchaser, dated June 30, 1994; filed with the Commission as an Exhibit to Form 8-K filed July 8, 1994, such Exhibit is incorporated herein by reference.
     3(i) Certificate  of  Incorporation  of  Blessings   Corporation  with  all
          Amendments through Amendment dated December 15, 1994; filed with the commission as an Exhibit to Form 10K for the year ended December 31, 1994, such Exhibit is incorporated herein by reference.
     3(ii)Bylaws of  Blessings  Corporation  as  amended  through  July 8, 1993;
          filed with the Commission as an Exhibit to Form S-8 Registration Statement filed October 15, 1993, such Exhibit is incorporated herein by reference.
     4    Not applicable
     10(a)Blessings  Corporation Cost Recovery  Supplemental  Retirement  Income
          Plan; filed with the commission as an Exhibit to Form 10K for the year ended December 31, 1994, such Exhibit is incorporated herein by reference.
     10(b)Blessings   Corporation   1991  Stock  Option  Plan;  filed  with  the
          Commission as an Exhibit to Form S-8 Registration Statement filed July 15, 1991, such Exhibit is incorporated herein by reference.
     10(c)Blessings  Corporation  1993 Incentive Plan; filed with the Commission as an Exhibit to Form S-8 Registration Statement filed October 15, 1993, such Exhibit is incorporated herein by reference.
     10(d)1993  Restricted   Stock  Plan  for  Non-Employee  and  Certain  Other
          Directors of Blessings Corporation; filed with the Commission as an Exhibit to Form S-8 Registration Statement filed October 17, 1994, such Exhibit is incorporated herein by reference.
     10(e)Blessings  Corporation  1993  Restricted  Stock Plan for Key Employee;
          filed with the Commission as an Exhibit to Form S-8 Registration Statement filed October 17, 1994, such Exhibit is incorporated herein by reference.
     10(f)Term Loan  Agreement  dated August 18, 1994,  between Chase  Manhattan
          Bank, N.A. and First Fidelity Bank, N.A., New Jersey; filed with the commission as an Exhibit to Form 10K for the year ended December 31, 1994, such Exhibit is incorporated herein by reference.
     10(g)Revolving  Credit  Agreement dated October 16, 1995,  between Wachovia
          Bank of Georgia, N.A. and First Fidelity Bank, N.A., New Jersey; filed with the commission as an Exhibit to Form 10K for the year ended December 30, 1995, such Exhibit is incorporated herein by reference.
     10(h)Note Purchase  Agreement  dated  February 2, 1996,  between  Principal
          Mutual Life Insurance Company, filed with the commission as an Exhibit to Form 10Q for the quarter ended March 31, 1996, such Exhibit is incorporated herein by reference.
     10(i)1995  Non-Employee  Directors   Stock  Option Plan;   filed  with  the
          Commission as an Exhibit to Form S-8 Registration Statement filed September 20, 1996, such Exhibit is incorporated herein by reference.
     11 Not required - explanation of earnings per share computation is contained in Notes to Consolidated Financial Statements
     15   A report by Independent Certified Public  Accountants filedin Part I.
     18   Not applicable
     19   Not applicable
     22   Not applicable
     23   Not applicable

     (b) Reports on Form 8-K: There were no reports on Form 8-K for the three months ended September 30, 1996.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                BLESSINGS CORPORATION




DATED:        November 12, 1996   /s/Wayne A. Durboraw
              _________________   _______________________________________
                                  Wayne A. Durboraw, Controller



DATED:        November 12, 1996   /s/James P. Luke
              _________________   _______________________________________
                                  James P. Luke, Executive Vice President
                                      (Principal Financial Officer)