Form 10-K
period 1996-12-31
BLESSINGS CORP
filed 1997-03-27
CIK 12614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 1996

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number                   1-4684
                      ____________________________________________

                      BLESSINGS CORPORATION
__________________________________________________________________
   (Exact name of registrant as specified in its charter)

                Delaware                                  13-5566477
________________________________________              ___________________
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

       200 Enterprise Drive
       Newport News, Virginia                        23603
________________________________________          __________
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (757)887-2100

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
    Title of each class                        on which registered

Common Stock - Par Value $.71               American Stock Exchange

------------------------------              -----------------------

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
                 -------   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1997 (based on the closing price of those shares on the American Stock Exchange).

         Common Stock, par value $.71 per share - $40,090,800

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 12, 1997.

         Common Stock, par value $.71 - 10,125,721 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
PART I

   Item  1 - BUSINESS                   Pages 2-11 and Note 16 on page 22 of the
                                        Annual Report to Shareholders for the year ended December 31, 1996.

   Item  2 - PROPERTIES                 Notes 4 and 7 on pages  18 and 19 of the
                                        Annual Report to Shareholders for the year ended December 31, 1996.


PART II

   Item  5 - MARKET FOR THE  REG-       Note 12 on page 21 of the Annual  Report
             ISTRANT'S  COMMON          to Share-holders for the year ended
             STOCK  AND  RELATED        December 31, 1996.
             SHAREHOLDER MATTERS


   Item  6 - SELECTED FINANCIAL DATA    Page 22 of  the Annual Report to  Share-
                                        holders  for  the year ended
                                        December 31, 1996.

   Item  7 - MANAGEMENT'S DISCUS        Pages 23-24 of  the  Annual  Report   to
             -SION AND ANALYSIS OF      Shareholders  for the year  ended
             FINANCIAL CONDITION        December  31, 1996.
             AND RESULTS OF OPER-
             ATIONS


   Item  8 - FINANCIAL STATEMENTS       Pages 12-22  of the Annual    Report  to
             AND SUPPLEMENTARY          Shareholders  for the year  ended
             DATA                       December  31, 1996.


PART III

   Item 10 - DIRECTORS AND EXECU-       Pages 14-16 of the Proxy Statement dated
             TIVE OFFICERS OF           April 11, 1997, in  connection  with its
             THE REGISTRANT             Annual Meeting to be held on
                                        May 20, 1997.

   Item 11 - EXECUTIVE COMPENSA         Pages 6-14 of the Proxy Statement  dated
             -TION                      April 11, 1997, in  connection  with its
                                        Annual Meeting to be held on
                                        May 20, 1997.


   Item 12 - SECURITY OWNERSHIP         Pages  2  and 3 of the  Proxy  Statement
             OF CERTAIN                 dated April 11, 1997, in connection with
             BENEFICIAL OWNERS          its Annual Meeting  to be held on
                                        May 20, 1997.


   Item 13 - CERTAIN RELATION-         Pages 14-16 of the Proxy  Statement dated
             SHIPS AND RELATED         April 11, 1997, in connection  with its
             TRANSACTIONS              Annual Meeting to be held on
                                       May 20, 1997.

PART IV

   Item 14 - EXHIBITS, FINANCIAL       Pages   12-22  of  the Annual  Report  to
             STATEMENT SCHEDULES       Shareholders  for the year ended
             AND REPORTS ON            December  31, 1996.
             FORM 8-K

                              BLESSINGS CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                              PAGE

                                     PART I

Item  1. BUSINESS.........................................      1

Item  2. PROPERTIES.......................................      4

Item  3. LEGAL PROCEEDINGS................................      4

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS..........................................      4

                                     PART II

Item  5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED SHAREHOLDER MATTERS......................      8

Item  6. SELECTED FINANCIAL DATA..........................      8

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS....      8

Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......      8

Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURES..........      8

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT.......................................      9

Item 11. EXECUTIVE COMPENSATION...........................      9

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT............................      9

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...      9

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K..............................     10

                                     PART I

         Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental, legal and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Item  1. BUSINESS

         (a)      General Development of Business

         Blessings Corporation (herein referred to as "Blessings" or "Company") is a diversified manufacturer and supplier of plastic film products oriented principally towards health care, agricultural, and industrial applications. The Company's operations can be characterized as one business segment with domestic and international operations which produces extruded polyethylene and polypropylene films through the Edison Plastics(R) Division domestically and through its 60% owned subsidiary, Nacional de Envases Plasticos, N.A. de C.V., and its associated companies, collectively known as NEPSA, in Mexico. NEPSA also has extensive printing operations which print point-of-purchase messages on its products for a variety of increasingly sophisticated packaging end uses.

         (b)   Financial Information about Domestic and International Operations

         Financial information about domestic and international operations for each of the three years ended December 31, 1996, December 30, 1995 and December 31, 1994 are set forth in Note 17 of the notes to the Consolidated Financial Statements in the Annual Report to Shareholders for the year ended December 31, 1996 which is incorporated herein by reference.

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

         The following is an analysis of the Plastics Operations domestic and international sales, and net earnings during the last year:

                          Year Ended         52 Wks. Ended        52 Wks. Ended
                         December 31,         December 30,         December 31,
                            1996                  1995                 1994
                        ____________         _____________       ______________

Domestic Sales          $109,616,200          $107,877,500        $115,432,400

International Sales       48,518,900            48,431,900          35,453,400
                        ____________         _____________       ______________
Total Sales             $158,135,100          $156,309,400        $150,885,800
                        ============         =============       ==============

Domestic Net Earnings   $  2,903,700          $  5,479,500        $ 12,058,900

International Net
  Earnings                 2,108,200               405,700            (119,000)
                        ____________         _____________       ______________
Total Net Earnings      $  5,011,900          $  5,885,200        $ 11,939,900
                        ============         =============       ==============

         Sales to Kimberly-Clark Corporation amounted to $70,604,800, or 44.6% of total Company sales during 1996. The loss of Kimberly-Clark Corporation as a customer would have a material adverse effect on the Company and its subsidiaries taken as a whole.

         A domestic sales increase of almost $2 million, or 1.6%, represented a 6.0% increase in unit volume over the prior year. Considerable research and development efforts which have resulted in product redesigns and film downgauging have enabled Edison Plastics to increase its market share in the adult incontinent market and to enjoy a growth in the medical/surgical market in excess of 25% over 1995. At NEPSA, volume continues to be adversely affected by the economic recession in that country, although, a concentrated focus on meeting increased customer demands for speed, total cost savings and product improvements has resulted in a strengthened position in all core accounts.

         Domestic earnings have been hindered by competitive pricing pressures, exacerbated by upward trends in polyolefin raw material prices. Raw material prices represent a substantial portion of the cost of sales. High raw material costs have continued into 1997, although most forecasters at this time predict a softening of polyolefin resin prices as a result of significant new ethylene capacity scheduled to come on stream during the second half of 1997 and early 1998. The Company cannot offer any assurance that polyolefin or other raw material costs will decline in the future, or that the Company will be able to pass increases in raw material costs on to its customers for competitive and other reasons. At NEPSA, peso declines during the year had a less adverse effect on earnings in 1996 than in 1995, recording a reduction in consolidated net earnings of $(96,800) in 1996 compared to a reduction of $(1,188,200) in 1995.

     Additional information on the operation of the Company is set forth on pages 2-11 in the Annual Report to Shareholders for the year ended December 31, 1996 which information is incorporated herein by reference.

         Competition and Other Information

         Both  of  the  Company's   businesses  operate  in   highly-competitive
environments with virtually all activities competing with companies with long-established operating histories and substantial financial resources. Both domestic and international operations have developed their competitive niche around providing high-quality, customer-specific products to customer order at competitive prices. Strong world-wide demand for polyethylene and polypropylene tightened resin supplies during 1996 and resulted in price increases. The Company has not experienced any difficulty in obtaining resins at the higher prices. Other raw materials and other supplies essential to the business of the Company are in plentiful supply from several sources in the United States. Substantially all of the Company's manufacturing and processing operations are run by electrical energy purchased from local utilities. While energy-related difficulties are not expected to prevent the Company from achieving desired production levels, energy shortages of extended duration could have an adverse impact on the Company's operations. The Company's principal lines of business, while generally slower during the summer months, are not subject to significant seasonal variations. Compliance by the Company with federal, state and local environmental protection laws has not had a material effect upon capital expenditures, earnings or the competitive position of the Company. Patents, licenses, franchises and concessions held have not materially influenced the overall operations of the Company. Export sales of the Company have not been material.

         Order backlog amounted to approximately 6 weeks or $18,000,000 at the end of both fiscal 1996 and 1995. The Company is constantly seeking to develop new products and to improve its existing products. In this effort, the Company spent approximately $2,436,500, $2,160,700, and $1,656,600 on research and development activities in fiscal 1996, 1995, and 1994 respectively.

         The Company employs approximately 475 persons in its domestic operations consisting of approximately 445 in Edison Plastics and the remainder in the corporate office. NEPSA employs approximately 725 persons. NEPSA production, warehouse and maintenance employees are represented by labor unions. None of the Company's domestic U.S. operations are represented by labor unions. Group benefit packages are offered to employees in both domestic and international operations. The Company considers its employee relations to be good.

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

         All NEPSA real estate leases have renewal options that carry the leases to July 1, 2014 with the exception of the warehouse facility which is rented on a month to month basis. Substantially equivalent warehouse facilities are readily available in the area at approximately the same terms. Current annual real estate rentals total approximately $1,449,800.

         The Company owns all of its buildings and machinery and equipment free and clear with the following exceptions:

         NEPSA, Mexico, certain machinery and equipment are collateral for Mexico bank loans of which $1,849,900 was outstanding at year-end.

         Additional information regarding the Company's properties is set forth in Notes 4 and 7 on pages 18 and 19 of the Annual Report to Shareholders for the year ended December 31, 1996 which is incorporated herein by reference.

Item  3. LEGAL PROCEEDINGS

         In the ordinary course of business, the Company and its subsidiaries become involved as defendants in various legal proceedings. It is the opinion of the Company's management, based upon the advice of counsel to the Company, that the ultimate disposition of any pending legal proceedings will not be material in relation to the Company's consolidated financial position or results of operations.

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

Executive Officers of Blessings

         The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:


     Name, Age           Year First                      Office and
   and Position        Became Officer               Business Experiences
   ____________        ______________               ____________________
Michael C. Carlson, 49     1996       Mr.  Michael C. Carlson joined the Company
President-                            in  October,  1996  as  President,  Edison
Edison Plastics                       Plastics.    Prior  to  joining  Blessings
                                      Corporation,  Mr.  Carlson was employed by
                                      James River  Corporation  from 1987 -1996.
                                      His most  recent  assignments  include the
                                      following  positions at James River:  Vice
                                      President  and  General  Manager,  1994  -
                                      1996  and  Vice   President   and  General
                                      Manager - Riegel  Paper  Division,  1990 -
                                      1994.

Timothy Collins, 54         1996      Mr. Timothy  Collins joined the Company in
Assistant Secretary                   1971.  Since that time,  Mr.  Collins  has
                                      served   the   Company  in  a  variety  of
                                      increasingly     responsible     financial
                                      positions,  most  recently   as Manager of
                                      Accounting and Taxation from 1984 - 1996.

Wayne A. Durboraw, 52       1978      Mr. Wayne A. Durboraw has been  Controller
Controller                            of the Company  since  joining   Blessings
                                      Corporation in June, 1978.




Joseph Fernandes, 37        1995      Mr.  Joseph  Fernandes  joined the Company
Treasurer                             in August,  1995 as  Assistant  Treasurer.
                                      Mr.  Fernandes  was  promoted to Treasurer
                                      in  September,   1996.  Prior  to  joining
                                      Blessings  Corporation,  Mr. Fernandes was
                                      employed in commercial  banking serving as
                                      a Vice  President for First Fidelity Bank,
                                      N.A.  from 1993 - 1995 and  Chemical  Bank
                                      from 1982 - 1993.

Kenneth J. Hudson, 46       1995      Mr.  Kenneth J. Hudson  joined the Company
Vice President                        in  January,  1994 as  Director  of  Human
Human Resources                       Resources.   In   Dec-ember,   1995,   Mr.
                                      Hudson  was  promoted  to Vice  President,
                                      Human   Re-sources.   Prior   to   joining
                                      Blessings   Corporation,  Mr.  Hudson  had
                                      been   employed   by   General    Electric
                                      Company    since  1973  serving  as  Human
                                      Resources  Manager for GE  Plastics  since
                                      1991.

Joseph J. Lesnowski, 54    1996       Mr.   Joseph  J.   Lesnowski   joined  the
Vice President                        Company  in 1974.  Since  that  time,  Mr.
Sourcing / Purchasing                 Lesnowski  has  served  the Company in   a
                                      variety    of   increasingly   responsible
                                      positions, most  recentLy     as   Director
                                      of  Sourcing   /  Purchasing  from  1994 -
                                      1996.






James P. Luke, 54*         1977       Mr.   James  P.  Luke  was  elected   Vice
Executive Vice                        President-Finance   in  August,  1977.  In
President -                           February,  1984, he was elected Secretary.
Finance and Secretary                 Effective   January, 1988,  Mr.  Luke  was
Chief Financial                       named  Executive  Vice  President  of  the
Officer                               Company  and   a Director and   designated
                                      Chief Financial  Officer in   1995.


Elwood M. Miller, 52*     1993        Dr.  Elwood M.  Miller  joined the Company
President and Chief                   in July, 1993 as Chief  Operating  Officer
Executive Officer                     and Director.  Effective  May,  1994,  Dr.
                                      Miller  was  promoted  to  President   and
                                      Chief  Executive  Officer.  Prior to July,
                                      1993,  Dr.  Miller was employed by General
                                      Electric   Company  from  1971.  His  most
                                      recent  assignment  with General  Electric
                                      Plastics  was as  Director,  Environmental
                                      Health and Safety from 1991 - 1993.

Manuel Villarreal, 43*   1994         Sr.  Villarreal  joined  NEPSA in 1976 and
President and Chief                   has  served  in  a  variety  of  executive
Executive Officer of                  functions    since    that    time.    Mr.
Nacional de Envases                   Villarreal  was promoted to President  and
Plasticos, S.A. De                    Chief Executive Officer of NEPSA upon  the
C.V. (NEPSA)                          Company's  acquisition  of   60% of   that
                                      subsidiary in 1994.


*  Member of the Board of Directors

                                     PART II

Item  5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

         Information regarding the market for the registrant's common stock and related shareholder matters is set forth in Note 12 on page 21 in the Annual Report to Shareholders for the year ended December 31, 1996 which is incorporated herein by reference. The registrant's securities are traded on the American Stock Exchange.

Item  6. SELECTED FINANCIAL DATA

     Selected financial data is set forth on page 22 in the Annual Report to Shareholders for the year ended December 31, 1996 which is incorporated herein by reference.

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is set forth on pages 23 and 24 in the Annual Report to Shareholders for the year ended December 31, 1996 which is incorporated herein by reference.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are set forth on pages 12-22 in the Annual Report to Shareholders for the year ended December 31, 1996 which is incorporated herein by reference.

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

                  Not Applicable

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this item with respect to directors is contained on pages 14-16 of the Company's Proxy Statement dated April 11, 1997 in connection with its Annual Meeting to be held on May 20, 1997 which is incorporated herein by reference.

         See also information concerning the Executive Officers of Blessings aforementioned in Part I.

Item 11. EXECUTIVE COMPENSATION

         Executive compensation and compensation of directors is set forth on pages 6-14 of the Company's Proxy Statement dated April 11, 1997 in connection with its Annual Meeting to be held on May 20, 1997 which is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         (a)      Security Ownership and Certain Beneficial Owners

         Information required under this item is contained on pages 2 and 3 in the Company's Proxy Statement dated April 11, 1997 in connection with its Annual Meeting to be held on May 20, 1997 which is incorporated herein by reference.

         (b)      Security Ownership of Management

         Total Company common stock owned by all officers and directors as a group amounted to 6,116,637 shares. Other information required under this item is contained on pages 14-16 in the Company's Proxy Statement dated April 11, 1997 in connection with its Annual Meeting to be held on May 20, 1997 which is incorporated herein by reference.

         (c)      Changes in Control

         The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is set forth on pages 14-16 in the Company's Proxy Statement dated April 11, 1997 in connection with its Annual Meeting to be held on May 20, 1997 which is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

         (a)      1.  Financial Statements

         The following consolidated financial statements of Blessings Corporation and its subsidiaries are included on pages 12-22 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which is incorporated herein by reference:

                                                                     Page (*)

         Independent Auditors' Report.........................         12

         Consolidated Statements of Earnings - Years
           Ended December 31, 1996, December 30, 1995
           and December 31,1994...............................         13

         Consolidated Statements of Shareholders'
           Equity - Years Ended December 31, 1996,
           December 30, 1995 and December 31, 1994............         14

         Consolidated Balance Sheets at December 31,
           1996 and December 30, 1995.........................         15

         Consolidated Statements of Cash Flows -
           Years Ended December 31, 1996, December 30,
           1995 and December 31, 1994.........................         16

         Notes to the Consolidated Financial Statements.......       17-22

(*)      Page numbers refer to pages in Annual Report to Shareholders

         2.  Financial Statement Schedules

     Selected quarterly financial data for the years ended December 31, 1996 and December 30, 1995 are included on page 22 in the Annual Report to Shareholders for the year ended December 31, 1996 which is incorporated herein by reference.

         Independent Auditors' Report........................    13

         Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts.....   S-1

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

         3.  Exhibits

         Exhibit Number

         2            Stock  Purchase  Agreement by and Among Manuel  Villarreal
                      Castaneda,  et al, as Sellers, and Blessings  Corporation,
                      as  Purchaser,   dated  June  30,  1994;  filed  with  the
                      Commission  as an  Exhibit to Form 8-K filed July 8, 1994, such Exhibit is incorporated herein by reference.
         3(i)         Certificate of Incorporation of Blessings Corporation with all Amendments  through Amendment dated December 15, 1994;
                      filed  with the  commission  as an Exhibit to Form 10K for
                      the  year  ended  December  31,  1994,   such  Exhibit  is
                      incorporated herein by reference.
         3(ii)        Bylaws of Blessings Corporation as amended through July 8,
                      1993;  filed with the Commission as an Exhibit to Form S-8
                      Registration   Statement  filed  October  15,  1993,  such
                      Exhibit is incorporated herein by reference.
         4            Not applicable
         9            Not applicable
         10(a)        Blessings    Corporation   Cost   Recovery    Supplemental
                      Retirement  Income Plan;  filed with the  commission as an
                      Exhibit to Form 10K for the year ended  December 31, 1994, such Exhibit is incorporated herein by reference.
         10(b)        Blessings  Corporation 1991 Stock Option  Plan; filed with the  Commission  as  an Exhibit  to Form S-8  Registration
                      Statement filed July 15,1991, such Exhibit is incorporated herein by reference.
         10(c)        Blessings  Corporation 1993 Incentive Plan; filed with the
                      Commission   as  an  Exhibit  to  Form  S-8   Registration
                      Statement   filed  October  15,  1993,   such  Exhibit  is
                      incorporated herein by reference.
         10(d)        1993 Restricted  Stock Plan for  Non-Employee  and Certain
                      Other Directors of Blessings  Corporation;  filed with the
                      Commission   as  an  Exhibit  to  Form  S-8   Registration
                      Statement   filed  October  17,  1994,   such  Exhibit  is
                      incorporated herein by reference.
         10(e)        Blessings  Corporation  1993 Restricted Stock Plan for Key
                      Employee;  filed with the Commission as an Exhibit to Form
                      S-8  Registration  Statement  filed October 17, 1994, such
                      Exhibit is incorporated herein by reference.

         10(f)        Term Loan Agreement  dated August 18, 1994,  between Chase
                      Manhattan Bank, N.A. and First Fidelity Bank,  N.A., filed with the commission as an Exhibit to Form 10K for the year ended  December  31, 1994,  such  Exhibit is  incorporated herein by reference.
         10(g)        Revolving Credit Agreement dated October 16, 1995, between
                      Wachovia Bank of Georgia,  N.A. and First  Fidelity  Bank,
                      N.A.;  filed with the commission as an Exhibit to Form 10K for the year ended  December  30,  1995,  such  Exhibit is incorporated herein by reference.
         10(h)        Note Purchase  Agreement  dated February 2, 1996,  between
                      Principal  Mutual Life Insurance  Company;  filed with the commission as an Exhibit to Form 10Q for the quarter ended
                      March 31,  1996,  such Exhibit is  incorporated  herein by reference.
         10(i)        1995 Non-Employee  Directors Stock Option Plan; filed with the  commission  as an  Exhibit  to Form S-8  Registration
                      Statement  filed  September  20,  1996,  such  Exhibit  is incorporated herein by reference.
         10(j)        Key Executive  Severance  Agreement and Stock, Pension and
                      SERP Supplements, filed herein.
         10(k)        1996 Executive Stock Loan Purchase Program, filed herein.
         11           Not  required  -  explanation of earnings per share compu-
                      tation is  contained  in Notes  to  Consolidated Financial
                      Statements
         12           Not applicable
         13           Blessings  Corporation  Annual  Report to Shareholders for
                      the year ended December 31, 1996 - filed herewith
         16           Not applicable
         18           Not applicable
         21           Subsidiaries of Blessings Corporation - filed herewith
         22           Not applicable
         23           Consent of Deloitte & Touche LLP
         99           Proxy Statement for 1997 Annual Meeting of Shareholders -
                      filed herewith

         (b)          Reports on Form 8-K

         Registrant filed one Current Report on Form 8-K, Dated December 12, 1996, relating to a press release regarding the Company's projected earnings for the fourth quarter.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Blessings Corporation
Newport News, Virginia

We have audited the consolidated financial statements of Blessings Corporation and subsidiaries as of December 31, 1996 and December 30, 1995, and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated February 21, 1997; such consolidated financial statements and report are included in your December 31, 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Blessings Corporation listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
Richmond, VA
February 21, 1997

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BLESSINGS CORPORATION
                                 (Registrant)

DATED:  March 27, 1997

                             By   /s/Elwood M. Miller
                             Elwood M. Miller
                             President and Chief Executive
                             Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                    Title                         Date
      ---------                    -----                         ----
                           President and Chief
                           Executive Officer
/s/Elwood M. Miller        Director                           March 27, 1997
------------------------
Elwood M. Miller

                           Chairman of the Board
/s/John W. McMackin        Director                           March 27, 1997
------------------------
John W. McMackin

                           Executive Vice President
                           Secretary and Chief
                           Financial Officer
/s/James P. Luke           Director                           March 27, 1997
------------------------
James P. Luke

/s/Wayne A. Durboraw       Controller                         March 27, 1997
------------------------
Wayne A. Durboraw


/s/Leonard Birnbaum        Director                           March 27, 1997
------------------------
Leonard Birnbaum


/s/Joseph J. Harkins       Director                           March 27, 1997
------------------------
Joseph J. Harkins


/s/J. Donovan Williamson   Director                           March 27, 1997
------------------------
J. Donovan Williamson



                                                                         S-1
                     BLESSINGS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



-----------------------------------------------------------------------------------------------------------------------------------

        COLUMN A                    COLUMN B                         COLUMN C                     COLUMN D               COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------


                                                                     Additions
                                                   -----------------------------------------
                                                            (1)                (2)
                                                          Charged
                                   Balance at             To Costs          Charged to                                    Balance
                                    Beginning            And Expenses         Other              Deductions               at End
       Description                  Of Period                                Accounts               (A)                 Of Period
-----------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED December 31, 1996:

  Allowance for doubtful
     accounts receivable            $1,172,600               $613,700           --              ($245,300)              $1,541,000
                                    ==========               ========       ==========          ==========              ==========

YEAR ENDED December 30, 1995:

  Allowance for doubtful
     accounts receivable            $1,170,700               $166,900           --              ($165,000)              $1,172,600
                                    ==========               ========       ==========          ==========              ==========

YEAR ENDED December 31, 1994:

  Allowance for doubtful
     accounts receivable              $891,400               $398,900           --              ($119,600)              $1,170,700
                                    ==========               ========       ==========          ==========              ==========

(A) Write-offs during year
