Form 10-Q
period 1997-03-31
BLESSINGS CORP
filed 1997-05-13
CIK 12614

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1997
                                                        OR

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

Yes   x   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                          Outstanding as of May 1, 1997

Common stock, $.71 par value                             10,110,069

                              BLESSINGS CORPORATION
                                      INDEX

                                                                PAGE NUMBER

PART I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets
            March 31, 1997 and December 31, 1996                    1

            Consolidated Condensed Statements of
            Earnings - quarters ended March 31, 1997
            and March 31, 1996                                      2

            Consolidated Condensed Statements of
            Cash Flows - quarters ended March 31, 1997
            and March 31, 1996                                      3

            Notes to Consolidated Condensed
            Financial Statements                                    4

            Review by Independent Certified
            Public Accountants                                      7

            Independent Accountants' Report                         8

            Letter in Lieu of Consent of Independent
            Public Accounts                                         9

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                          10

PART II:    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                       12



                                           PART I. FINANCIAL INFORMATION
                                       BLESSINGS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   March 31, 1997            December 31, 1996*
                                                               ------------------------  ----------------------------
                                                                     (Unaudited)                  (Audited)
ASSETS
Current Assets:
  Cash & cash equivalents                                        $  5,774,700                 $  5,801,800
  Accounts receivable less allowance for
    doubtful accounts of $1,630,900 &
    $1,541,000                                                     21,949,000                   22,832,200
  Inventories                                                      14,246,600                   12,905,700
  Prepaid deferred taxes                                            1,417,900                    1,417,900
  Prepaid expenses                                                  1,316,800                    1,723,700

                                                                 --------------------         -------------------
      Total Current Assets                                         44,705,000                   44,681,300
                                                                 --------------------         -------------------

Property, plant and equipment less
  accumulated depreciation & amortization
  of $39,231,600 & $36,596,200                                     83,056,500                   80,573,600
Goodwill net of accumulated amortization
  of $2,924,500 and $2,659,500                                     23,580,800                   23,845,800
Deferred taxes                                                      7,539,800                    7,565,400
Other assets                                                        1,462,700                    1,410,600

                                                                 --------------------         -------------------
      Total Assets                                               $160,344,800                 $158,076,700
                                                                 ====================         ===================
LIABILITIES & SHAREHOLDERS' EQUITY Current Liabilities:
  Accounts payable and accrued expenses                          $ 21,551,600                 $ 25,025,800
  Short-term bank note                                              2,000,000                        --
  Income taxes payable                                              1,868,500                      528,700
  Current installments on long-term debt                            3,601,200                    3,744,300
  Deferred taxes                                                    1,055,600                    1,024,200

                                                                 --------------------         -------------------
      Total Current Liabilities                                    30,076,900                   30,323,000
                                                                 --------------------         -------------------

Long-term debt                                                     33,471,900                   34,253,100
Deferred taxes on income                                            8,390,900                    8,373,800
Deferred supplemental pension liability                             2,223,800                    1,950,700
Minority interest                                                  12,226,400                   11,427,700
Shareholders' Equity:
  Common stock                                                      7,252,500                    7,252,500
  Additional paid in capital                                        5,990,700                    6,012,900
  Translation loss                                                 (6,255,900)                  (6,255,900)
  Retained earnings                                                67,928,100                   65,631,200

                                                                 --------------------         -------------------
                                                                   74,915,400                   72,640,700
Common stock in treasury at cost                                     (960,500)                    (892,300)

                                                                 --------------------         -------------------
      Total Shareholders' Equity                                   73,954,900                   71,748,400
                                                                 --------------------         -------------------
      Total Liabilities and Shareholders'
        Equity                                                   $160,344,800                 $158,076,700
                                                                 ====================         ===================

See accompanying Notes to Consolidated Condensed Financial Statements.

*The balance  sheet at December  31, 1996 has been taken from audited  Financial
Statements at that date, and condensed.

                                     BLESSINGS CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                                  (Unaudited)

                                                                        3 Months Ended            3 Months Ended
                                                                        March 31, 1997            March 31, 1996
                                                                   ------------------------   ------------------------
Net sales                                                           $  45,076,700               $ 39,533,300
                                                                    ----------------------     ----------------------

  Cost of sales                                                        31,510,300                 26,337,600
  Selling, general and administrative                                   7,525,600                  6,600,300
  Foreign exchange loss                                                   211,500                     42,600
  Interest & dividends - net                                              715,000                    721,800

                                                                    ----------------------     ----------------------
    Total costs and expenses                                           39,962,400                 33,702,300
                                                                    ----------------------     ----------------------

Earnings from operations before provision for       taxes on
income and minority interest                                        5,114,300                  5,831,000
                                                                    ----------------------     ----------------------

Taxes on income
  Current                                                               1,952,700                  2,128,800
  Deferred                                                                 66,000                    590,300

                                                                    ----------------------     ----------------------
    Total taxes                                                         2,018,700                  2,719,100
                                                                    ----------------------     ----------------------

Minority interest in net income of subsidiary                             798,700                    875,200
                                                                    ----------------------     ----------------------

Net Earnings                                                        $   2,296,900               $  2,236,700
                                                                    ======================     ======================

Average number of shares of common
  stock outstanding                                                    10,125,386                 10,139,754
                                                                    ======================     ======================

Common stock outstanding at close of period                            10,125,717                 10,171,154
                                                                    ======================     ======================

  Net earnings per share                                                    $ .23                      $ .22
                                                                    ======================     ======================

  Dividends per share                                                          --                      $ .10
                                                                    ======================     ======================

See accompanying Notes to Consolidated Condensed Financial Statements.




                                        BLESSINGS CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                            3 Months Ended           3 Months Ended
                                                                            March 31, 1997           March 31, 1996
                                                                        -----------------------   ----------------------
Cash flows from operating activities:
  Net earnings from operations                                             $  2,296,900            $  2,236,700
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                           2,644,700               2,302,700
      Amortization - goodwill                                                   265,000                 265,100
      Amortization - other                                                       15,000                   5,000
      Minority interest in net income of con-
        solidated subsidiary                                                    798,700                 875,200
      Provision for losses on accounts receivable                               217,500                  90,000
      (Gain) loss on sale of assets                                               1,000                 (19,000)
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable                                600,300                (150,500)
      (Increase) decrease in inventories                                     (1,360,500)             (1,774,500)
      (Increase) decrease in prepaid expenses                                   210,400                (110,400)
      Increase (decrease) in accounts payable
        & accrued expenses                                                   (2,892,500)                701,900
      Increase (decrease) in taxes on income                                  1,208,600               1,313,500
      Increase (decrease) in deferred taxes
        on income                                                                66,000                 556,400
      (Increase) decrease in other assets                                       (73,300)               (132,700)
      Increase (decrease) in other liabilities                                  264,600                 270,400

                                                                           --------------------    --------------------
Net cash provided by operating activities                                     4,262,400               6,429,800
                                                                           --------------------    --------------------

Cash flows from investing activities:
  Proceeds from disposition of fixed assets                                      18,200                  23,700
  Capital expenditures                                                       (5,265,300)             (3,466,900)

                                                                           --------------------    --------------------
Net cash required by investing activities                                    (5,247,100)             (3,443,200)
                                                                           --------------------    --------------------

Cash flows from financing activities:
  Reduction of long-term debt                                                  (924,400)            (11,735,000)
  Proceeds from issuance of long-term debt                                        --                 20,000,000
  Proceeds from issuance of short-term debt                                   2,000,000               2,078,200
  Issuance and acquisition of treasury stock
    - net                                                                       (90,400)                430,500
  Dividends paid                                                                  --                 (1,012,400)

                                                                           --------------------    --------------------
Net cash required by financing activities                                       985,200               9,761,300
                                                                           --------------------    --------------------

Effect of exchange rate changes on cash                                         (27,600)                 13,400
                                                                           --------------------    --------------------

Net incr. (decr.) in cash and cash equivalents                                  (27,100)             12,761,300

Cash and cash equivalents at beginning of year                                5,801,800               3,316,900

                                                                           --------------------    --------------------
Cash and cash equivalents at end of period                                 $  5,774,700            $ 16,078,200
                                                                           ====================    ====================

See accompanying Notes to Consolidated Condensed Financial Statements.


                                    BLESSINGS CORPORATION AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED CONDENSED
                                             FINANCIAL STATEMENTS
                                    (See Independent Accountants' Report)


     1. The consolidated condensed balance sheet as of March 31, 1997, the consolidated condensed statements of earnings for the three months ended March 31, 1997 and March 31, 1996, and the consolidated condensed statements of cash flows for the same periods then ended have been prepared by the Company without audit. The consolidated financial statements include Nacional de Envases, S.A. de C.V. (NEPSA), the Company's 60% owned Mexican subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997, and for all periods presented have been made. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. For accounting policies, see Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

2. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the 1996 first quarter and annual results and to the 1997 first quarter results and determined that the adoption of this statement would not have a material impact on the earnings per share calculations for these periods.

3. In 1996 the Company translated foreign currency financial statements by translating balance sheet accounts at the current exchange rate and income statement accounts at the average exchange rate for the quarter. Due to hyper-inflation in Mexico, the Company changed the functional currency from the peso to the dollar effective in January, 1997. As a result of this change, translation gains and losses previously recorded in shareholders' equity are now recorded in income.

4. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the ful year.

5.       Inventories:
                                      March 31, 1997          December 31, 1996

          Raw Materials              $  9,560,600              $ 10,050,500
          Finished Goods                4,686,000                 2,855,200

                                     $ 14,246,600              $ 12,905,700

6.       Long-term debt:

                                      March 31, 1997          December 31, 1996
           Long-term debt consists
           of the following:

           6.55% Note due 2002       $  10,000,000              $  10,000,000
           7.22% Note due 2008          10,000,000                 10,000,000
           NEPSA Credit Agreement       16,406,300                 17,187,500
           Mexico Bank Loans               666,800                    809,900

                                     $  37,073,100              $  37,997,400
           Less installments due
           within one year               3,601,200                  3,744,300

           Due after one year        $  33,471,900              $  34,253,100


         For further details, see Note 6 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996.

7.       Shareholders' Equity

         During the three months ended March 31, 1997, shareholders' equity increased as follows:

          Net earnings                                            $ 2,296,900
          Issuance and acquisition of treasury
          stock - net                                                 (90,400)

          Total increase in shareholders' equity                  $ 2,206,500


8.       Interest and Dividends - Net

                                            3 Months Ended      3 Months Ended
                                            March 31, 1997      March 31, 1996

          Interest expense                   $   846,300         $   988,100
          Interest income                       (131,300)           (260,700)
          Dividend income                          --                 (5,600)

          Total interest and
          dividends - net                    $   715,000         $   721,800

9. During the three month period ending March 31, 1997, the effective tax rate was 39.5% compared to a rate of 46.6% during the same period last year ending March 31, 1996. Income taxes have been computed based on the estimated annual effective tax rate.

10. The purchase of NEPSA on July 5, 1994, resulted in $26,505,300 of goodwill. This amount is being amortized on a straight-line basis over its estimated life of 25 years.

11.      Cash payments for interest and income taxes were:

                              3 Months Ended                   3 Months Ended
                              March 31, 1997                   March 31, 1996

          Interest             $ 1,245,000                     $   735,600
          Income tax           $   544,300                     $   944,200

                                    REVIEW BY

                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Consolidated Condensed Financial Statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been reviewed prior to filing by Deloitte & Touche LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting  upon their review is included as
Part I - Exhibit 1.

Independent Accountants' Report



To the Board of Directors
Blessings Corporation
Newport News, Virginia


We have reviewed the accompanying consolidated condensed balance sheet of Blessings Corporation and subsidiaries as of March 31, 1997, and the related consolidated condensed statements of earnings and cash flows for the three months ended March 31, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Blessings Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 21, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which is has been derived.



Deloitte & Touche LLP
Richmond, Virginia
April 18, 1997

April 18, 1997



Board of Directors
Blessings Corporation
Newport News, Virginia


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Blessings Corporation and subsidiaries for the three months ended March 31, 1997 and 1996, as indicated in our report dated April 18, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated by reference in the following Registration Statements:

                           Form:            Registration Statement No.:

                            S-8                   33-41762
                            S-8                   33-54108
                            S-8                   33-70328
                            S-8                   33-85382
                            S-8                   33-85384
                            S-8                   33-12387

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



Deloitte & Touche, LLP
Richmond, Virginia




                                                             MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY:

          The following table set forth for the period indicated 1) the amounts and percentages which certain items reflected in the financial data bear to net sales of the Company and 2) the percentage increase (decrease) of such items as compared to the indicated prior period:

                                          Relationship to Net Sales                                                  Percent
                                                 Period Ended                                                   Increase/(Decrease)
                                3 Months Ended                              3 Months Ended
                                March 31, 1997           Percent            March 31, 1996           Percent         1997/1996
Net Sales                           $45,076,700           100.0                 $39,533,300           100.0            14.0

Cost of sales                        31,510,300            69.9                  26,337,600            66.6            19.6
                              ------------------        --------          ------------------       ---------

Gross margin                         13,566,400            30.1                  13,195,700            33.4             2.8

Other costs and
  expenses                            8,452,100            18.8                   7,364,700            18.6            14.8
                              ------------------        --------          ------------------       ---------

Earnings from operations
 before taxes on income
 and minority interest                5,114,300            11.3                   5,831,000            14.7           (12.3)

Taxes on income                       2,018,700             4.5                   2,719,100             6.9           (25.8)
                              ------------------        --------          ------------------       ---------

Minority interest in net
  income of subsidiary                  798,700             1.8                     875,200             2.2            (8.7)
                              ------------------        --------          ------------------       ---------

Net earnings                         $2,296,900             5.1                  $2,236,700             5.7             2.7
                              ==================        ========          ==================       =========        ===========


RESULTS OF OPERATIONS:


Net Sales:

         Net sales during the three months ending March 31, 1997 increased by 14.0% over the same period last year. As the first quarter sales results indicate, sales demand remains strong, fueled by a 15% unit volume growth over the first quarter of 1996, primarily in the Company's core healthcare markets in the United States. Comparable unit volume was slightly down at the Company's 60% owned subsidiary NEPSA due to heightened competitive pressures.

Operating Costs and Expenses:

         Gross margins at both the Edison Plastics Division in the United States and NEPSA in Mexico remain hampered by continued high polyolefin raw material prices. While it has been broadly predicted within the plastics industry that raw material prices would begin to soften in 1997, the reality to date has been a further $.03 per pound increase effected by polyethylene suppliers during the first quarter. Until the raw material marketplace begins to realize long lasting price reductions, the margins of the Company, along with those of most other polyolefin converters, will remain compressed.
         The Company remains intensely focused on cost productivity programs directed at optimizing its manufacturing processes. In this regard, the installation and start-up of a state-of-the-art flexographic printing and converting operation at the Company's facility in McAlester, Oklahoma is now complete and advancing into the product development and customer evaluation stage.

Taxes on Income:

         The effective tax rate for the first quarter ended March 31, 1997 was 39.5% compared to 46.6% for the first quarter of 1996. The decreased rate was primarily the result of an increase in depreciation expense for tax purposes due to inflationary indexation of fixed assets in Mexico and the availability of domestic tax credits.

Liquidity and Capital Resources:

         As of March 31, 1997, the Company had working capital of $14,628,100 compared to $14,358,300 at year-end, an increase of $269,800. The ratio of current assets to current liabilities at the end of the quarter and at year-end was 1.5 to 1. In support of aforementioned growth, the Company borrowed $2 million against its $25 million revolving credit line leaving $23 million available. The Company was not utilizing any of its $12 million short-term credit at the end of the quarter.


PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           27.      Financial Data Schedule

                  (b) Reports on Form 8-K: Registrant filed one Current Report on Form 8-K, dated February 7, 1997 disclosing the Board of Directors voted not to declare a quarterly dividend on its common stock effective with the quarterly dividend otherwise payable on March 1, 1997.

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


                              BLESSINGS CORPORATION




DATED:   May 12, 1997      /s/Wayne A. Durboraw
                           ---------------------------------------
                           Wayne A. Durboraw, Controller



DATED:   May 12, 1997      /s/James P. Luke
                           ---------------------------------------
                           James P. Luke, Executive Vice President
                             (Principal Financial Officer)