Form 10-Q
period 1997-06-30
BLESSINGS CORP
filed 1997-08-12
CIK 12614

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997

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

Yes   x   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding as of August 1, 1997

Common stock, $.71 par value                       10,114,803

                              BLESSINGS CORPORATION
                                      INDEX

                                                                    PAGE NUMBER

PART I:                 FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
          June 30, 1997 and December 31, 1996                              1

          Consolidated Condensed Statements of
          Earnings - three and six months ended June 30, 1997 and June
          30, 1996                                                         2

          Consolidated Condensed Statements of
          Cash Flows - three and six months ended June 30, 1997 and June
          30, 1996                                                         3

          Notes to Consolidated Condensed
          Financial Statements                                             4

          Review by Independent Certified
          Public Accountants                                               8

          Independent Accountants' Report                                  9

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

                          PART I. FINANCIAL INFORMATION
                     BLESSINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                           June 30, 1997      December 31, 1996*
                                         ----------------    -------------------
                                             (Unaudited)            (Audited)

ASSETS
Current Assets:
  Cash & cash equivalents                  $  5,931,900           $  5,801,800
  Accounts receivable less allowance for
    doubtful accounts of $1,718,000 &
    $1,541,000                               20,224,600             22,832,200
  Inventories                                13,832,300             12,905,700
  Prepaid deferred taxes                      1,417,900              1,417,900
  Prepaid expenses                              949,300              1,723,700

                                           ------------           --------------
      Total Current Assets                   42,356,000             44,681,300
                                           ------------           --------------

Property, plant and equipment less
  accumulated depreciation & amortization
  of $41,442,900 & $36,596,200               85,700,000             80,573,600
Goodwill net of accumulated amortization
  of $3,189,600 and $2,659,500               23,315,700             23,845,800
Deferred taxes                                7,531,900              7,565,400
Other assets                                  1,473,400              1,410,600

                                           ------------           --------------
      Total Assets                         $160,377,000           $158,076,700
                                           ============           ==============
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses    $ 21,287,600           $ 25,025,800
  Short-term bank note                        1,465,000                  --
  Income taxes payable                        1,302,800                528,700
  Current installments on long-term debt      3,386,800              3,744,300
  Deferred taxes                              1,085,300              1,024,200

                                           ------------           --------------
      Total Current Liabilities              28,527,500             30,323,000
                                           ------------           --------------

Long-term debt                               32,690,600             34,253,100
Deferred taxes on income                      8,393,000              8,373,800
Deferred supplemental pension liability       2,258,800              1,950,700
Minority interest                            12,999,800             11,427,700
Shareholders' Equity:
  Common stock                                7,252,500              7,252,500
  Additional paid in capital                  5,967,200              6,012,900
  Translation loss                           (6,255,900)            (6,255,900)
  Retained earnings                          69,547,900             65,631,200

                                           ------------           --------------
                                             76,511,700             72,640,700
Common stock in treasury at cost             (1,004,400)              (892,300)

                                           -------------          --------------
      Total Shareholders' Equity             75,507,300             71,748,400
                                           -------------          --------------
      Total Liabilities and Shareholders'
        Equity                             $160,377,000           $158,076,700
                                           =============          ==============

See accompanying Notes to Consolidated Condensed Financial Statements.

*The balance sheet at December 31, 1996 has been taken from audited Financial Statements at that date, and condensed.



                                                      BLESSINGS CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                                                    (Unaudited)


                                                            3 Months Ended                                  6 Months Ended
                                              ---------------------------------------------  ---------------------------------------
                                                June 30, 1997          June 30, 1996           June 30, 1997           June 30, 1996
                                                --------------         --------------          --------------          -------------
Continuing Operations:
Net sales                                        $43,185,000             $36,253,400             $88,261,700             $75,786,700
                                                 -----------             -----------             -----------             -----------
Cost of sales                                     30,617,400              26,355,000              62,127,700              52,692,600
 Selling, general and administrative               7,968,500               6,888,900              15,494,100              13,489,200
 Foreign exchange (gain) loss                        (53,400)                122,700                 158,100                 165,300
 Interest & dividends - net                          728,900                 651,900               1,443,900               1,373,700
                                                 -----------             -----------             -----------             -----------
   Total costs and expenses                       39,261,400              34,018,500              79,223,800              67,720,800
                                                 -----------             -----------             -----------              ----------

Earnings from operations before provision for
 taxes on income and minority interest             3,923,600               2,234,900               9,037,900               8,065,900
                                                 -----------             -----------             -----------              ----------

Taxes on income
 Current                                           1,568,300                 617,100               3,521,000               2,745,900
 Deferred                                            (37,900)                235,900                  28,100                 826,200
                                                 ------------            -----------             -----------              ----------
   Total taxes                                     1,530,400                 853,000               3,549,100               3,572,100
                                                 ------------            -----------             -----------              ----------

Minority interest in net income of subsidiary        773,400                 366,300               1,572,100               1,241,500
                                                 ------------            -----------             -----------              ----------

Net earnings                                     $ 1,619,800             $ 1,015,600            $  3,916,700            $  3,252,300
                                                 ============            ===========            ============            ============

Average number of shares of common
 stock outstanding                                10,114,869              10,164,637              10,120,128              10,152,196
                                                 ============            ===========            ============            ============

Common stock outstanding at close of period       10,118,669              10,168,504              10,118,669              10,168,504
                                                 ============            ===========            ============            ============

Net earnings per share                                 $ .16                   $ .10                   $ .39                   $ .32
                                                  ===========            ===========            ============            ============

Dividends per share                                       --                   $ .10                      --                   $ .20
                                                  ===========            ===========            ============            ============

See accompanying Notes to Consolidated Condensed Financial Statements.


                                                  BLESSINGS CORPORATION & SUBSIDIARIES
                                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                 3 Months Ended                              6 Months Ended
                                                        -----------------------------------   --------------------------------------
                                                        June 30, 1997       June 30, 1996         June 30, 1997       June 30, 1996
                                                        -------------       --------------        -------------       -------------
Cash flows from operating activities:
  Net earnings from operations                           $ 1,619,800         $ 1,015,600          $  3,916,700        $  3,252,300
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                        2,636,500           2,213,700             5,281,200           4,516,400
      Amortization - goodwill                                265,100             265,000               530,100             530,100
      Amortization - other                                    15,000               1,000                30,000               6,000
      Minority interest in net income of con-
        solidated subsidiary                                 773,400             366,300             1,572,100           1,241,500
      Provision for losses on accounts receivable             90,000              90,000               307,500             180,000
      (Gain) loss on sale of assets                          131,700              (2,600)              132,700             (21,600)
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable           1,610,700            (346,100)            2,211,000            (496,600)
      (Increase) decrease in inventories                     408,200            (952,600)             (952,300)         (2,727,100)
      (Increase) decrease in prepaid expenses                367,400            (230,300)              577,800            (340,700)
       Increase (decrease) in accounts payable
        & accrued expenses                                  (512,500)         (2,053,000)           (3,405,000)         (1,351,100)
      Increase (decrease) in taxes on income                  56,500            (820,300)            1,265,100             493,200
      Increase (decrease) in deferred taxes
        on income                                            (37,900)             72,300                28,100             628,700
      (Increase) decrease in other assets                    (27,600)            105,300              (100,900)            (27,400)
      Increase (decrease) in other liabilities              (466,700)           (140,600)             (202,100)            129,800
                                                         ------------         -----------         ------------         ------------
Net cash prov. (req.) by operating activities              6,929,600            (416,300)           11,192,000           6,013,500
                                                         ------------         -----------         ------------         ------------

Cash flows from investing activities:
  Proceeds from disposition of fixed assets                  118,800               7,200               137,000              30,900
      Capital expenditures                                (5,284,700)         (4,810,300)          (10,550,000)         (8,277,200)
                                                         ------------         -----------         ------------         ------------
Net cash required by investing activities                 (5,165,900)         (4,803,100)          (10,413,000)         (8,246,300)
                                                         ------------         -----------         ------------         ------------

Cash flows from financing activities:
  Increase (decrease) in short-term debt                    (535,000)              --                1,465,000           2,078,200
  Reduction of long-term debt                               (995,500)         (1,535,900)           (1,919,900)        (13,270,900)
  Proceeds from issuance of long-term debt                     --                  --                    --             20,000,000
  Issuance and acquisition of treasury stock
    - net                                                    (67,400)            (15,700)             (157,800)            414,800
  Dividends paid                                               --             (1,016,300)                --             (2,028,700)
                                                         ------------         -----------         ------------        ------------
Net cash prov. (req.) by financing activities             (1,597,900)         (2,567,900)             (612,700)          7,193,400
                                                         ------------         -----------         ------------        ------------
Effect of exchange rate changes on cash                       (8,600)             (9,000)              (36,200)              4,400
                                                         -----------          -----------         ------------        ------------
Net incr. (decr.) in cash and cash equivalents               157,200          (7,796,300)              130,100           4,965,000
Cash and cash equivalents at beginning of period           5,774,700          16,078,200             5,801,800           3,316,900
                                                         ===========         ============         ============        ============
Cash and cash equivalents at end of period               $ 5,931,900         $ 8,281,900          $  5,931,900        $  8,281,900
                                                         ===========         ============         ============        ============

See accompanying Notes to Consolidated Condensed Financial Statements.

                     BLESSINGS CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                      (See Independent Accountants' Report)


1. The consolidated condensed balance sheet as of June 30, 1997, the consolidated condensed statements of earnings for the three and six months ended June 30, 1997 and 1996, and the consolidated condensed statements of cash flows for the same periods then ended have been prepared by the Company without audit. The consolidated financial statements include Nacional de Envases, S.A. de C.V. (NEPSA), the Company's 60% owned Mexican subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997, and for all periods presented have been made. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. For accounting policies, see Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

2. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the 1996 first half and annual results and to the 1997 first half results and determined that the adoption of this statement would not have a material impact on the earnings per share calculations for these periods. After adoption, all prior period earnings per share calculations will be restated to comply with this statement.

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

4. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

5.       Inventories:

                                      June 30, 1997          December 31, 1996

          Raw Materials               $  9,189,600              $ 10,050,500
          Finished Goods                 4,642,700                 2,855,200
                                      ------------              ------------
                                      $ 13,832,300              $ 12,905,700
                                      ============              ============
6.       Long-term debt:

                                      June 30, 1997          December 31, 1996
           Long-term debt consists
           of the following:

           6.55% Note due 2002         $ 10,000,000             $ 10,000,000
           7.22% Note due 2008           10,000,000               10,000,000
           NEPSA Credit Agreement        15,625,000               17,187,500
           Mexico Bank Loans                452,400                  809,900
                                       ------------             ------------
                                       $ 36,077,400             $ 37,997,400
           Less installments due
           within one year                3,386,800                3,744,300
                                       ------------             ------------
           Due after one year          $ 32,690,600             $ 34,253,100
                                       ============             ============

         For further details, see Note 6 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996.

7.       Shareholders' Equity

         During the six months ended June 30, 1997, shareholders' equity increased as follows:

Net earnings                                            $ 3,916,700
Issuance and acquisition of treasury
     stock - net                                           (157,800)
                                                        ------------
          Total increase in shareholders' equity        $ 3,758,900
                                                        ============

8.       Interest and Dividends - Net

                                                            3 Months Ended
                                                            --------------
                                                  June 30, 1997    June 30, 1996
                                                  -------------    -------------
          Interest expense                          $ 872,100        $ 913,200
          Interest income                            (143,200)        (250,900)
          Dividend income                               --             (10,400)
          Total interest and                        ---------        ---------
            dividends - net                         $ 728,900        $ 651,900
                                                    =========        =========

                                                            6 Months Ended
                                                            --------------
                                                  June 30, 1997    June 30, 1996
                                                  -------------    -------------
          Interest expense                         $1,718,400       $1,901,300
          Interest income                            (274,500)        (511,600)
          Dividend income                               --             (16,000)
          Total interest and                       ----------       ----------
            dividends - net                        $1,443,900       $1,373,700
                                                   ==========       ==========

9.       During the three and six months ending June 30, 1997,  the    effective
         tax rate was 39.0% and 39.3% respectively compared to 38.2% and 44.3 respectively during the same periods ending June 30, 1996. Income taxes have been computed based on the estimated annual effective tax rate.

10. The purchase of NEPSA on July 5, 1994, resulted in $26,505,300 of goodwill. This amount is being amortized on a straight-line basis over its estimated life of 25 years.

11.      Cash payments for interest and income taxes were:

                                                            3 Months Ended
                                                            --------------
                                                  June 30, 1997    June 30, 1996
                                                  -------------    -------------
          Interest                                 $  547,200       $  549,300
          Income tax                               $1,129,800       $3,315,000

                                                            6 Months Ended
                                                            --------------
                                                  June 30, 1997    June 30, 1996
                                                  -------------    -------------
          Interest                                 $1,792,200       $1,284,900
          Income tax                               $1,674,100       $4,259,200

                                    REVIEW BY

                                      INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Consolidated Condensed Financial Statements as of June 30, 1997 and for the three and six months then ended have been reviewed prior to filing by Deloitte & Touche LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting  upon their review is included as
Part I - Exhibit 1.

Independent Accountants' Report



To the Board of Directors
Blessings Corporation
Newport News, Virginia


We have reviewed the accompanying consolidated condensed balance sheet of Blessings Corporation and subsidiaries as of June 30, 1997, and the related consolidated condensed statements of earnings and cash flows for the three and six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Blessings Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 21, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which is has been derived.



Deloitte & Touche LLP
Richmond, Virginia
July 18, 1997

July 18, 1997



Board of Directors
Blessings Corporation
Newport News, Virginia


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Blessings Corporation and subsidiaries for the three and six months ended June 30, 1997 and 1996, as indicated in our report dated July 18, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated by reference in the following Registration Statements:

                           Form:           Registration Statement No.:

                            S-8                   33-41762
                            S-8                   33-54108
                            S-8                   33-70328
                            S-8                   33-85382
                            S-8                   33-85384
                            S-8                   33-12387
                            S-8                   33-31303

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



Deloitte & Touche, LLP
Richmond, Virginia

                                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY:

          The following tables set forth for the period indicated 1) the amounts and percentages which certain items reflected in the financial data bear to net sales of the Company and 2) the percentage increase (decrease) of such items as compared to the indicated prior period:


                                          Relationship to Net Sales
                                               3 Months Ended                                                       Percent
                                ---------------------------------------------------------------------------    Increase/(Decrease)
                                June 30, 1997           Percent            June 30, 1996            Percent          1997/1996
                                -------------           -------            -------------            -------          ---------
Net Sales                        $43,185,000              100.0              $36,253,400              100.0             19.1

Cost of sales                     30,617,400               70.9               26,355,000               72.7             16.2
                                 -----------            --------             -----------           ---------

Gross margin                      12,567,600               29.1                9,898,400               27.3             27.0

Other costs and
  expenses                         8,644,000               20.0                7,663,500               21.1             12.8
                                 -----------            --------             -----------           ---------

Earnings from operations
  before taxes on income
  and minority interest            3,923,600                9.1                2,234,900                6.2             75.6

Taxes on income                    1,530,400                3.5                  853,000                2.4             79.4
                                 -----------            --------             -----------           ---------

Minority interest in net
  income of subsidiary               773,400                1.8                  366,300                1.0            111.1
                                 -----------            --------             -----------           ---------

Net earnings                     $ 1,619,800                3.8              $ 1,015,600                2.8             59.5
                                 ===========            ========             ===========           =========          ======


                                MANAGEMENT'S DISCUSSION AND ANALYS
                          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                          Relationship to Net Sales
                                               6 Months Ended                                                         Percent
                                ---------------------------------------------------------------------------    Percentase/(Decrease)
                                June 30, 1997           Percent            June 30, 1996            Percent          1997/1996
                                -------------           -------            -------------            -------          ---------
Net Sales                        $88,261,700              100.0              $75,786,700              100.0             16.5

Cost of sales                     62,127,700               70.4               52,692,600               69.5             17.9
                                 -----------           --------              -----------          ---------

Gross margin                      26,134,000               29.6               23,094,100               30.5             13.2

Other costs and
  expenses                        17,096,100               19.4               15,028,200               19.8             13.8
                                 -----------           --------              -----------          ---------

Earnings from operations
  before taxes on income
  and minority interest            9,037,900               10.2                8,065,900               10.6             12.1

Taxes on income                    3,549,100                4.0                3,572,100                4.7              (.6)
                                  ----------            --------             -----------           ---------

Minority interest in net
  income of subsidiary             1,572,100                1.8                1,241,500                1.6             26.6
                                 -----------            --------             -----------           ---------

Net earnings                     $ 3,916,700                4.4              $ 3,252,300                4.3             20.4
                                ============            ========             ===========           =========          =======


RESULTS OF OPERATIONS:

Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate, and which involve risks and uncertainties, including but not limited to economic, competitive, governmental regulation, legal, currency valuations and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Net Sales:

         Net sales for the second quarter ended June 30,1997 increased 19.1% over the second quarter 1996. Through the first half, net sales were up by 16.5% over the comparable period of 1996. The improvement in 1997 was primarily the result of a domestic unit volume increase of 13% over the prior year's performance despite the elimination of certain low margin product segments. NEPSA, the Company's 60% owned Mexican subsidiary, realized a 5% unit volume increase over the first half of 1996 reflecting an improved Mexican economy as well as NEPSA's improving market share in its major diaper segment.

Operating Costs and Expenses:

         Gross margin for the second quarter was 29.1%, an increase of 1.8 percentage points over last year's second quarter. The higher gross margin was achieved despite near historic high resin costs and was primarily the result of the elimination of certain low margin product segments from the sales mix. Other costs and expenses declined as a percentage of sales reflecting the higher sales and production levels achieved both domestically and in Mexico.

Taxes on Income:

         The effective tax rate for the first half of 1997 was 39.3% compared to 44.3% for the first half of last year. The decreased rate was primarily the result of an increase in depreciation expense for tax purposes due to inflationary indexation of fixed assets in Mexico and the availability of domestic tax credits.

Liquidity and Capital Resources:

     As of June 30, 1997, the Company had working capital of $13,828,500 compared to $14,358,300 at year-end, a decrease of $529,800. The ratio of current assets to current liabilities at the end of the quarter and at year-end was 1.5 to 1. During the quarter the Company decreased its borrowing against its revolving credit line to $1 million, leaving $24 million available. In addition, the Company was utilizing $465,000 against its $12 million short-term credit line at the end of the quarter.

PART II.                                          OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                          (a) Blessings Corporation's annual meeting of security
                           holders was held on May 20, 1997.

                           (b) Proxies were solicited by Blessings' management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's eleven (11) nominees for directors as listed in the proxy statement and all such nominees were elected.

                         (c)The shareholders voted 8,581,851 in the affirmative, 282,244 in the negative and 532,846 abstained to adopt the 1997 Long-Term Incentive Plan. There were no broker non-votes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                         (a)  Exhibits:

                             27.      Financial Data Schedule

                         (b) Reports on Form 8-K: There were no reports on Form 8-K for the three months ended June 30, 1997.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                BLESSINGS CORPORATION




DATED:        August 12, 1997   /s/Wayne A. Durboraw
                              ---------------------------------------
                              Wayne A. Durboraw, Controller



DATED:        August 12, 1997   /s/James P. Luke
                              ---------------------------------------
                              James P. Luke, Executive Vice President
                                  (Principal Financial Officer)