Form 10-Q
period 1997-09-30
BLESSINGS CORP
filed 1997-11-12
CIK 12614

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1997
                                        --------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                   1-4684
                                   ---------------------

                              Blessings Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       13-5566477
--------------------------------                  --------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                  200 Enterprise Drive, Newport News, VA 23603
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  757 887 210
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                            Outstanding as of November 1, 1997
----------------------------            -------------------------------------

Common stock, $.71 par value                          10,116,800

                              BLESSINGS CORPORATION
                                      INDEX

                                                                 PAGE NUMBER

PART I:    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets
           September 30, 1997 and December 31, 1996                   1

           Consolidated Condensed Statements of
           Earnings - three and nine months ended
           September 30, 1997 and September 30, 1996                  2

           Consolidated Condensed Statements of
           Cash Flows - three and nine months ended
           September 30, 1997 and September 30, 1996                  3

           Notes to Consolidated Condensed
           Financial Statements                                       4

           Review by Independent Certified
           Public Accountants                                         8

           Independent Accountants' Report                            9

           Letter in Lieu of Consent of Independent
           Public Accountants                                        10

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                             11

PART II:                OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          14

                          PART I. FINANCIAL INFORMATION
                     BLESSINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                            September 30, 1997      December 30,
                                                                       1996*
                                           --------------------  ---------------
                                                 (Unaudited)          (Audited)
ASSETS
Current Assets:
  Cash & cash equivalents                    $  5,096,900         $  5,801,800
  Accounts receivable less allowance for
    doubtful accounts of $1,811,000 &
    $1,541,000                                 21,959,800           22,832,200
  Inventories                                  12,400,200           12,905,700
  Prepaid deferred taxes                        1,417,900            1,417,900
  Prepaid expenses                              1,635,900            1,723,700

                                             ------------         ------------
      Total Current Assets                     42,510,700           44,681,300
                                             ------------         ------------

Property, plant and equipment less
  accumulated depreciation & amortization
  of $43,915,800 & $36,596,200                 87,822,200           80,573,600
Goodwill net of accumulated amortization
  of $3,454,600 and $2,659,500                 23,050,700           23,845,800
Deferred taxes                                  7,254,500            7,565,400
Other assets                                    1,717,800            1,410,600

                                             ------------         ------------
      Total Assets                           $162,355,900         $158,076,700
                                             ============         ============
LIABILITIES & SHAREHOLDERS' EQUITY Current Liabilities:
  Accounts payable and accrued expenses      $ 22,636,400         $ 25,025,800
  Income taxes payable                          1,388,100              528,700
  Current installments on long-term debt        3,291,500            3,744,300
  Deferred taxes                                1,170,000            1,024,200

                                             ------------         -------------
      Total Current Liabilities                28,486,000           30,323,000
                                             ------------         -------------

Long-term debt                                 31,909,400           34,253,100
Deferred taxes on income                        8,399,100            8,373,800
Deferred supplemental pension liability         2,265,000            1,950,700
Minority interest                              13,872,500           11,427,700
Shareholders' Equity:
  Common stock                                  7,252,500            7,252,500
  Additional paid in capital                    5,967,200            6,012,900
  Translation loss                             (6,255,900)          (6,255,900)
  Retained earnings                            71,509,900           65,631,200

                                             -------------        -------------
                                               78,473,700           72,640,700
Common stock in treasury at cost               (1,049,800)            (892,300)

                                             -------------        -------------
      Total Shareholders' Equity               77,423,900           71,748,400
                                             -------------        -------------
      Total Liabilities and Shareholders'
        Equity                               $162,355,900         $158,076,700
                                             =============        =============

See accompanying Notes to Consolidated Condensed Financial Statements.

*The balance sheet at December 31, 1996 has been taken from audited Financial Statements at that date, and condensed.

                                                      BLESSINGS CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                                                    (Unaudited)

                                                                   3 Months Ended                          9 Months Ended
                                                       -----------------------------------  ---------------------------------------
                                                  September 30,          September 30,         September 30,          September 30,
                                                       1997                   1996                  1997                   1996
                                                -----------------      ----------------      -----------------      ----------------
Continuing Operations:
Net sales                                         $43,707,700             $40,008,000            $131,969,400         $115,794,700
                                                  -----------             -----------            ------------         ------------
  Cost of sales                                    31,946,100              30,162,600              94,073,800           82,855,200
  Selling, general and administrative               6,869,500               7,029,200              22,363,600           20,518,400
  Foreign exchange (gain) loss                       (139,400)                 75,800                  18,700              241,100
  Interest & dividends - net                          663,300                 636,800               2,107,200            2,010,500
                                                  -----------             -----------            ------------         ------------
    Total costs and expenses                       39,339,500              37,904,400             118,563,300          105,625,200
                                                  -----------             -----------            ------------         ------------
Earnings from operations before provision for
  taxes on income and minority interest             4,368,200               2,103,600              13,406,100           10,169,500
                                                  -----------             -----------            ------------         ------------

Taxes on income
  Current                                           1,331,700               1,658,300               4,852,700            4,404,200
  Deferred                                            201,800              (1,162,400)                229,900             (336,200)
                                                  -----------             -----------            ------------         ------------
     Total taxes                                    1,533,500                 495,900               5,082,600            4,068,000
                                                  -----------             -----------            ------------         ------------

Minority interest in net income of subsidiary         872,700                 430,400               2,444,800            1,671,900
                                                  -----------             -----------            ------------         ------------

Net earnings                                      $ 1,962,000             $ 1,177,300            $  5,878,700         $  4,429,600
                                                  ===========             ===========            ============         ============

Average number of shares of common
  stock outstanding                                10,114,803              10,159,871              10,118,353           10,154,754
                                                  ===========             ===========            ============         ============

Common stock outstanding at close of period        10,114,803              10,142,604              10,114,803           10,142,604
                                                  ===========             ===========            ============         ============

  Net earnings per share                                $ .19                   $ .12                   $ .58                $ .44
                                                  ===========             ===========            ============         ============

  Dividends per share                                   $  --                   $ .10                   $  --                $ .30
                                                  ===========             ===========            ============         ============

  See accompanying Notes to Consolidated Condensed Financial Statements.

                                                  BLESSINGS CORPORATION & SUBSIDIARIES
                                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                              3 Months Ended                                9 Months Ended
                                                     ----------------------------------             --------------------------------
                                                     September 30,        September 30,              September 30,    September 30,
                                                          1997                 1996                       1997             1996
                                                     -------------        -------------              -------------    --------------
Cash flows from operating activities:
  Net earnings from operations                       $ 1,962,000           $ 1,177,300               $  5,878,700      $  4,429,600
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                    2,670,700             2,610,200                  7,951,900         7,126,600
      Amortization - goodwill                            265,100               265,000                    795,200           795,100
      Amortization - other                                15,000                 4,000                     45,000            10,000
      Minority interest in net income of con-
        solidated subsidiary                             872,700               430,400                  2,444,800         1,671,900
      Provision for losses on accounts receivable         90,000               180,000                    397,500           360,000
       (Gain) loss on sale of assets                     (26,500)               71,000                    106,200            49,400
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable      (1,627,700)           (1,734,700)                   583,300        (2,231,300)
      (Increase) decrease in inventories               1,490,300               832,500                    538,000        (1,894,600)
      (Increase) decrease in prepaid expenses           (710,300)              349,700                   (132,500)            9,000
      Increase (decrease) in accounts payable
        & accrued expenses                               636,100             1,374,800                 (2,768,900)           23,700
      Increase (decrease) in taxes on income            (219,900)              957,600                  1,045,200         1,450,800
      Increase (decrease) in deferred taxes
        on income                                        201,800            (1,034,000)                   229,900          (405,300)
      (Increase) decrease in other assets                 73,700              (330,100)                   (27,200)         (357,500)
      Increase (decrease) in other liabilities           318,800               207,400                    116,700           337,200
                                                     -----------           -----------               ------------      ------------
Net cash prov. (req.) by operating activities          6,011,800             5,361,100                 17,203,800        11,374,600
                                                     -----------           -----------               ------------      ------------
Cash flows from investing activities:
  Proceeds from disposition of fixed assets               52,500                19,100                    189,500            50,000
  Capital expenditures                                (4,619,200)           (6,751,200)               (15,169,200)      (15,028,400)
  Decrease in notes receivable                            25,000                25,000                     25,000            25,000
                                                     -----------           -----------               ------------      ------------
Net cash required by investing activities             (4,541,700)           (6,707,100)               (14,954,700)      (14,953,400)
                                                     -----------           -----------               ------------      ------------
Cash flows from financing activities:
  Increase (decrease) in short-term borrowings        (1,465,000)                --                         --            2,078,200
  Reduction of long-term debt                           (876,600)             (914,200)                (2,796,500)      (14,185,100)
  Proceeds from issuance of long-term debt                 --                    --                         --           20,000,000
  Issuance and acquisition of treasury stock
    - net                                                (45,400)             (237,500)                  (203,200)          177,300
  Dividends paid                                           --               (1,016,800)                     --           (3,045,500)
                                                     -----------           -----------               ------------      ------------
Net cash prov. (req.) by financing activities         (2,387,000)           (2,168,500)                (2,999,700)        5,024,900
                                                     -----------           -----------               ------------      ------------
Effect of exchange rate changes on cash                   81,900                 6,700                     45,700            11,100
                                                     -----------           -----------               ------------      ------------
Net incr. (decr.) in cash and cash equivalents          (835,000)           (3,507,800)                  (704,900)        1,457,200
Cash and cash equivalents at beginning of period       5,931,900             8,281,900                  5,801,800         3,316,900
                                                     -----------           -----------               ------------      ------------
Cash and cash equivalents at end of period           $ 5,096,900           $ 4,774,100               $  5,096,900      $  4,774,100
                                                     ===========           ===========               ============      ============

See accompanying Notes to Consolidated Condensed Financial Statements.


                     BLESSINGS CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                      (See Independent Accountants' Report)


1. The consolidated condensed balance sheet as of September 30, 1997, the consolidated condensed statements of earnings for the three and nine months ended September 30, 1997, and 1996, and the consolidated condensed statements of cash flows for the same periods then ended have been prepared by the Company without audit. The consolidated financial statements include Nacional de Envases, S.A. de C.V. (NEPSA), the Company's 60% owned Mexican subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997, and for all periods presented have been made. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. For accounting policies, see Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

2. In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the three quarters ending September 30, 1996, to the annual results for 1996 and to the results for the same three quarters in 1997 and determined that the adoption of this statement would not have a material impact on the earnings per share calculations for these periods. After adoption, all prior period earnings per share calculations will be restated to comply with this statement.

         In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The effect of adopting the new standard is not expected to be significant as the Company does not currently have material items of other comprehensive income disclosed outside the statement of operations. The standard will be adopted for the Company's 1998 fiscal year.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The statement requires enterprises to report financial and descriptive information about its operating segments, products and services, countries and major customers, as well as reconciliations of segment financial information to corresponding amounts in the general-purpose financial statements.

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

4. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

5.       Inventories:

                               September 30, 1997          December 31, 1996

          Raw Materials         $  8,541,500                  $ 10,050,500
          Finished Goods           3,858,700                     2,855,200
                                ------------                  ------------
                                $ 12,400,200                  $ 12,905,700
                                ============                  ============
6. Long-term debt:

                                      September 30,1997      December 31, 1996
           Long-term debt consists
           of the following:

           6.55% Note due 2002         $ 10,000,000            $ 10,000,000
           7.22% Note due 2008           10,000,000              10,000,000
           NEPSA Credit Agreement        14,843,700              17,187,500
           Mexico Bank Loans                357,200                 809,900
                                       ------------            ------------
                                       $ 35,200,900            $ 37,997,400
           Less installments due
           within one year                3,291,500               3,744,300
                                       ------------            ------------
           Due after one year          $ 31,909,400            $ 34,253,100
                                       ============            ============

         For further details, see Note 6 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996.


7.       Shareholders' Equity

         During the nine months ended September 30, 1997, shareholders' equity increased as follows:

          Net earnings                                           $ 5,878,700
          Issuance and acquisition of treasury
            stock - net                                             (203,200)
                                                                 ------------
          Total increase in shareholders' equity                 $ 5,675,500
                                                                 ============

8.       Interest and Dividends - Net

                                                  3 Months Ended
                                   September 30, 1997       September 30, 1996

          Interest expense              $ 813,100                $ 888,600
          Interest income                (149,800)                (251,800)
          Total interest and            ---------                ---------
            Dividends - net             $ 663,300                $ 636,800
                                        =========                =========

                                                  9 Months Ended
                                   September 30, 1997       September 30, 1996

          Interest expense             $2,531,500               $2,789,900
          Interest income                (424,300)                (763,400)
          Dividend income                   --                     (16,000)
          Total interest and           ----------               ----------
            dividends - net            $2,107,200               $2,010,500
                                       ==========               ==========

     9. During the three and nine months ending September 30, 1997, the effective tax rate was 35.1% and 37.9% respectively compared to 23.6% and 40.0% respectively during the same periods ending September 30, 1996. Income taxes have been computed based on the estimated annual effective tax rate.

     10. The purchase of NEPSA on July 5, 1994, resulted in $26,505,300 of goodwill. This amount is being amortized on a straight-line basis over its estimated life of 25 years.

11. Cash payments for interest and income taxes were:

                                           3 Months Ended
                            September 30, 1997          September 30, 1996

          Interest             $1,056,100                    $1,130,100
          Income tax           $  892,000                    $  823,700

                                           9 Months Ended
                            September 30, 1997          September 30, 1996

          Interest             $2,848,300                    $2,415,000
          Income tax           $2,566,100                    $5,082,900

                                    REVIEW BY

                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Consolidated Condensed Financial Statements as of September 30, 1997 and for the three and nine months then ended have been reviewed prior to filing by Deloitte & Touche LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting  upon their review is included as
Part I - Exhibit 1.

Independent Accountants' Report



To the Board of Directors
Blessings Corporation
Newport News, Virginia


We have reviewed the accompanying consolidated condensed balance sheet of Blessings Corporation and subsidiaries as of September 30, 1997, and the related consolidated condensed statements of earnings and cash flows for the three and nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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



Deloitte & Touche LLP
Richmond, Virginia
October 17, 1997

October 17, 1997



Board of Directors
Blessings Corporation
Newport News, Virginia


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Blessings Corporation and subsidiaries for the three and nine months ended September 30, 1997 and 1996, as indicated in our report dated October 17, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated by reference in the following Registration Statements:

                           Form:               Registration Statement No.:

                            S-8                        33-41762
                            S-8                        33-54108
                            S-8                        33-70328
                            S-8                        33-85382
                            S-8                        33-85384
                            S-8                        33-12387
                            S-8                        33-31303
                            S-8                        33-35611

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



Deloitte & Touche, LLP
Richmond, Virginia



                                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY:

          The following tables set forth for the period indicated 1) the amounts and percentages which certain items reflected in the financial data bear to net sales of the Company and 2) the percentage increase (decrease) of such items as compared to the indicated prior period:

                                                       Relationship to Net Sales                                      Percent
                                                           3 Months Ended                                        Increase/(Decrease)
                                        _______________________________________________________________________
                                        September 30, 1997         Percent       September 30, 1996     Percent      1997/1996
                                        __________________         _______       __________________     _______      _________
Net Sales                                    $43,707,700           100.0           $40,008,000            100.0         9.2

Cost of sales                                 31,946,100            73.1            30,162,600             75.4         5.9
                                             ------------          ------          ------------           ------

Gross margin                                  11,761,600            26.9             9,845,400             24.6        19.5

Other costs and
  expenses                                     7,393,400            16.9             7,741,800             19.4        (4.5)
                                             ------------          ------           -----------           ------

Earnings from operations
  before taxes on income
  and minority interest                        4,368,200            10.0             2,103,600              5.3       107.7

Taxes on income                                1,533,500             3.5               495,900              1.2       209.2
                                             ------------          ------           -----------           ------

Minority interest in net
  income of subsidiary                           872,700             2.0               430,400              1.1       102.8
                                             ------------          ------           -----------           ------

Net earnings                                 $ 1,962,000             4.5           $ 1,177,300              2.9        66.7
                                             ============          ======          ============           ======     =======


                                                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                              Relationship to Net Sales                                Percent
                                                                  9 Months Ended                                 Increase/(Decrease)
                                           _____________________________________________________________________
                                              September 30, 1997     Percent     September 30, 1996      Percent      1997/1996
                                              __________________     _______     __________________      _______      _________
Net Sales                                         $131,969,400          100.0       $115,794,700           100.0         14.0

Cost of sales                                       94,073,800           71.3         82,855,200            71.6         13.5
                                                  -------------         ------      -------------          ------

Gross margin                                        37,895,600           28.7         32,939,500            28.4         15.0

Other costs and
  expenses                                          24,489,500           18.6         22,770,000            19.7          7.6
                                                  -------------         ------      -------------          ------

Earnings from operations
  before taxes on income
  and minority interest                             13,406,100           10.2         10,169,500             8.8         31.8

Taxes on income                                      5,082,600            3.9          4,068,000             3.5         24.9
                                                  -------------         ------      -------------          ------

Minority interest in net
  income of subsidiary                               2,444,800            1.9          1,671,900             1.4         46.2
                                                  -------------         ------     --------------          ------

Net earnings                                      $  5,878,700            4.5       $  4,429,600             3.8         32.7
                                                  =============         ======      =============          ======       ======


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

Net Sales:

         A net  sales  increase  of $16.2  million  for the nine  months  ending
September 30, 1997, over the same period in 1996 is the result of aggressive marketing programs in both the United States and Mexico. While the market for healthcare films remains highly competitive in both countries, the Company has recorded year-to-date volume gains of 9% in both the United States and Mexico compared to the prior year, despite the discontinuation of certain low margin product segments.

Operating Costs and Expenses:

         During the quarter, gross margin improved by 2.3 percentage points, reflective of the Company's marketing emphasis on higher margin product segments, coupled with a downward trend of polyolefin raw materials which has resulted in a $.06 per pound reduction in polypropylene prices and a $.04 per pound reduction in polyethylene prices since the highs hit by each during the summer. In addition, other costs and expenses have been favorably impacted by improved safety performance and resultant lower worker's compensation premiums in 1997.

Taxes on Income:

         The effective tax rate as of September 30, 1997 was 37.9% compared to 40.0% for the same period last year. The decrease was primarily the result of a lower effective tax rate due to an increase in the availability of tax credits in Mexico.

Liquidity and Capital Resources:

         As of September 30, 1997, the Company had working capital of $14,024,700 compared to $14,358,300 at year-end, a decrease of $333,600. The ratio of current assets to current liabilities at the end of the quarter and at year-end was 1.5 to 1. During the quarter, the Company repaid $1 million borrowed against its revolving credit line and $465,000 borrowed against its short-term credit line. The Company has $25 million and $12 million available against its revolving and short-term credit lines respectively.



                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits:

                   27.      Financial Data Schedule

         (b) Reports on Form 8-K: There was one report on Form 8-K which was filed with the Commission on November 3, 1997. The 8-K related to a press release announcing that the Company had entered into a non-binding letter of intent to acquire the remaining 40% of its 60% owned subsidiary in Mexico, Nacional de Envases Plasticos, S. A. de C. V. (NEPSA).

                               S I G N A T U R E S

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                BLESSINGS CORPORATION




DATED:        November 12, 1997   /s/Wayne A. Durboraw
                                 _______________________________________
                                 Wayne A. Durboraw, Controller



DATED:        November 12, 1997  /s/James P. Luke
                                 _______________________________________
                                 James P. Luke, Executive Vice President
                                       (Principal Financial Officer)