Form 10-K
period 1997-12-31
BLESSINGS CORP
filed 1998-03-31
CIK 12614

BLESSINGS CORPORATION



                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED December 31, 1997

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 1997
                          ----------------------------

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

                                                       Name of each exchange
         Title of each class                           on which registered

Common Stock - Par Value $.71                        American Stock Exchange
-----------------------------                        -----------------------

-----------------------------                        -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                               None
                         (Title of class)


                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 20, 1998 (based on the closing price of those shares on the American Stock Exchange).

         Common Stock, par value $.71 per share - $66,410,600

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 20, 1998.

         Common Stock, par value $.71 - 10,126,857 shares

                                         DOCUMENTS INCORPORATED BY REFERENCE
PART I

         Item  1 -     BUSINESS        Pages  2-11 and Note 16 on page 22 of the
                                       Annual Re-port to Shareholders for the year ended December 31, 1997.

         Item  2 -     PROPERTIES      Notes 4 and 7 on pages  18 and 19 of the
                                       Annual Report to Shareholders for the year ended December 31, 1997.

PART II

         Item  5 -     MARKET FOR THE  Note 13 on page 22 of the  Annual  Report
                       REG-ISTRANT'S   to Share-holders for the year ended
                       COMMON STOCK    December 31, 1997.
                       AND  RELATED
                       SHAREHOLDER
                       MATTERS

         Item  6 -     SELECTED        Page 23 of the Annual Report to Share-
                       FINANCIAL DATA  holders for the year ended December 31,
                                       1997.

         Item  7 -    MANAGEMENT'S   Pages   23-24   of   the   Annual Report to
                      DISCUSSION AND Shareholders  for the year ended
                      ANALYSIS OF    December  31, 1997.
                      FINANCIAL
                      CONDITION AND
                      RESULTS OF
                      OPER-ATIONS


         Item  8 -    FINANCIAL      Pages   12-22   of   the Annual  Repor  to
                      STATEMENTS AND Shareholders  for the year  ended
                      SUPPLEMENTARY  December  31,  1997.
                      DATA


PART III

         Item 10 -    DIRECTORS AND  Pages 14-17 of the Proxy  Statement  dated
                      EXECUTIVE      April 9, 1998, in connection  with its
                      OFFICERS OF    Annual  Meeting to be held on May 19, 1998.
                      THE REGISTRANT;
                      SECTION 16(a)
                      BENEFICIAL
                      OWNERSHIP
                      REPORTING
                      COMPLIANCE

         Item 11 -    EXECUTIVE      Pages 5-14 of the Proxy  Statement  dated
                      COMPENSATION   April 9, 1998, in connection with its
                                     Annual  Meeting to be held on May 19, 1998.

         Item 12 -    SECURITY       Pages  2  and 3 of  the  Proxy  Statement
                      OWNERSHIP OF   dated April 9,  1998,  in  connection
                      CERTAIN        with its Annual Meeting  to
                      BENEFICIAL     be held on May 19, 1998.
                      OWNERS



         Item 13 -    CERTAIN        Pages 14-16 of the Proxy  Statement  dated
                      RELATIONSHIPS  April 9, 1998, in connection with its
                      AND RELATED    Annual  Meeting to be held on May 19, 1998.
                      TRANSACTIONS


PART IV

         Item 14 -    EXHIBITS,      Pages   12-22  of  the   Annual  Report  to
                      FINANCIAL      Shareholders  for the year  ended
                      STATEMENT      December  31, 1997.
                      SCHEDULES
                      AND REPORTS
                      ON  FORM 8-K

                              BLESSINGS CORPORATION

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                               PAGE

                                     PART I

Item  1. BUSINESS.........................................      1

Item  2. PROPERTIES.......................................      5

Item  3. LEGAL PROCEEDINGS................................      5

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.................................      5

                                     PART II

Item  5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                  RELATED SHAREHOLDER MATTERS.............     10

Item  6. SELECTED FINANCIAL DATA..........................     10

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS....     10

Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......     10

Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE...........     10

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT; SECTION 16(a) BENEFICIAL OWNERSHIP
         REPORTING COMPLIANCE.............................     11

Item 11. EXECUTIVE COMPENSATION...........................     11

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT............................     11

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...     11

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K..............................     12

                                     PART I

         Cautionary Statement under the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995: Included in this Report and other written and oral information presented by management from time to time, including, but not limited to, annual reports to shareholders, quarterly shareholder letters, filings with the Securities and Exchange Commission, news releases and investor presentations, are forward-looking statements about business strategies, market potential, future financial performance and other matters which reflect management's expectations as of the date made. Without limiting the foregoing, the words "believes," "anticipates," "expects," "predicts," "seeks" and similar expressions are intended to identify forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation: economic, competitive, governmental regulation, legal, currency valuations and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Item  1. BUSINESS

         (a)      General Development of Business

         Blessings Corporation (herein referred to as "Blessings" or "Company") is a diversified manufacturer and supplier of plastic film products oriented principally towards health care, agricultural, and industrial applications. The Company's operations, both domestic and international, can be characterized as one business segment producing extruded polyethylene and polypropylene films through the Edison Plastics(R) Division domestically and through its now wholly owned subsidiary, Nacional de Envases Plasticos, N.A. de C.V., and its associated companies, collectively known as NEPSA(R), in Mexico. Through its Edison Converting(TM) Division and NEPSA, the Company has extensive printing operations which print point-of-purchase messages on its products for a variety of increasingly sophisticated packaging end-uses.

         (b)      Financial Information about Domestic and International
                  Operations

         Financial information about domestic and international operations for each of the three years ended December 31, 1997, December 31, 1996 and December 30, 1995 is set forth in Note 16 of the notes to the Consolidated Financial Statements in the Annual Report to Shareholders for the year ended December 31, 1997 which is incorporated herein by reference.

         (c)      Narrative Description of Business

                                                 PLASTICS OPERATION

         The Edison Plastics Division is the Company's domestic U.S. operation which extrudes polyethylene and polypropylene films used by major national-branded producers of feminine hygiene products and disposable baby diapers, by hospital/surgical product manufacturers requiring impervious barrier materials, by agri-businesses for crop improvement programs and by various other industrial consumers.

         The Edison Converting Division is a newly formed domestic printing and converting operation. The division is focusing on high-speed, multicolor film printing for use in the health care and industrial markets. The operation also converts films through the application of bag making technology into finished packaging products.

         Internationally, the Company owns 100% of NEPSA which is located in the Mexico City metropolitan area following its February, 1998 acquisition of the remaining 40% of that Company. The products of NEPSA are similar to those produced in the United States with several additional value-added processes. NEPSA is among the technical leaders in high speed, multicolor plastic film printing in the Western Hemisphere, employing state-of-the-art manufacturing technology obtained on a world-wide basis. NEPSA also converts films through the application of bag-making technology into finished packaging products.

         The following is an analysis of the Plastics Operations domestic and international sales, and net earnings during the last year:

                                  Year Ended       Year Ended     52 Wks. Ended
                                 December 31,     December 31,     December 30,
                                     1997             1996             1995
                                     -----           -----             ----

Domestic Sales                   $120,160,100    $109,616,200      $107,877,500

International Sales                54,596,000      48,518,900        48,431,900
                                 ------------    ------------      ------------

Total Sales                      $174,756,100    $158,135,100      $156,309,400
                                 ============    ============      ============

Domestic Net Earnings            $  5,519,500    $  2,903,700      $  5,479,500

International Net
  Earnings                          2,672,500       2,108,200           405,700
                                 ------------    ------------      ------------

Total Net Earnings               $  8,192,000    $  5,011,900      $  5,885,200
                                 ============    ============      ============

         Sales to Kimberly-Clark Corporation amounted to $78,452,200, or 44.9% of total Company sales during 1997. The loss of Kimberly-Clark Corporation as a customer either in whole or in part would have a material adverse effect on the Company's financial condition and results of operations.

         Net  sales  in  1997  rose to a  record  $174,756,100,  surpassing  the
Company's previous high set in 1996 of $158,135,100. The 10.5% increase in dollar revenues represent stronger demand for the Company's products both domestically and in Mexico, with sales unit increases of 5.8% and 7.6%
respectively. While the market for certain healthcare films remains highly competitive in the United States and in Mexico, aggressive marketing programs coupled with investments in new product development were coming to fruition during the last quarter of 1997 with a greater impact expected in 1998.

         Cost productivity improvements coupled with marketing efforts focused toward higher margin products resulted in a 16.2% improvement in gross margin despite polyolefin raw material prices hovering at historically high levels throughout much of the year. During the fourth quarter, polyolefin prices began to decline somewhat, with many forecasters predicting further price erosion during 1998. With major investments and product redesigns now in place, the Company believes it is favorably positioned for 1998 and beyond.

         Despite economic uncertainties in Mexico, the Company's 60% owned subsidiary, NEPSA was a significant contributor to the Company's net earnings, posting a 26.8% increase over 1996's results. The Company's belief in a positive long-term performance at NEPSA is evidenced by its purchase of the remaining 40% ownership of that Company in February, 1998.

         Additional information on the operation of the Company is set forth on pages 2-11 in the Annual Report to Shareholders for the year ended December 31, 1997 which information is incorporated herein by reference.

         Competition and Other Information

         Each  of  the  Company's   businesses  operate  in   highly-competitive
environments with virtually all activities competing with companies with long-established operating histories and substantial financial resources. Both domestic and international operations have developed their competitive niche around providing high-quality, customer-specific products to customer order at competitive prices. World-wide demand for polyethylene and polypropylene resin exceeded supplies during much of 1997 and resulted in historically high price levels during that time. The Company did not experience difficulty in obtaining resins even though they came at higher prices. Other raw materials and other supplies essential to the business of the Company are available from several sources in the United States. Substantially all of the Company's manufacturing and processing operations are run by electrical energy purchased from local utilities. While energy-related difficulties are not expected to prevent the Company from achieving desired production levels, energy shortages of extended duration could have an adverse impact on the Company's financial condition and results of operations. The Company's principal lines of business, while generally slower during the summer months, are not subject to significant seasonal variations. Compliance by the Company with federal, state and local environmental protection laws has not had a material effect upon capital expenditures, earnings or the competitive position of the Company. Patents, licenses, franchises and concessions held have not materially influenced the overall operations of the Company. Export sales of the Company have not been material.

         Order backlog amounted to approximately 6 weeks or $22,000,000 at the end of both fiscal 1997 and 1996. The Company is constantly seeking to develop new products and to improve its existing products. In this effort, the Company spent approximately $4,397,400, $2,436,500, and $2,160,700 on research and development activities in fiscal 1997, 1996, and 1995 respectively.

         The Company employs approximately 500 persons in its domestic operations consisting of approximately 450 in the Edison Plastics Division, 20 in the Edison Converting Division and the remainder in the corporate office. NEPSA employs approximately 725 persons. NEPSA production, warehouse and maintenance employees are represented by labor unions. None of the Company's domestic U.S. operations are represented by labor unions. Group benefit packages are offered to employees in both domestic and international operations. The Company considers its employee relations to be good.

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

         All NEPSA real estate leases have renewal options that carry the leases to July 1, 2014 with the exception of the warehouse facility which is rented on a month to month basis. Substantially equivalent warehouse facilities are readily available in the area at approximately the same terms. Current annual real estate rentals total approximately $1,362,100.

         The Company owns all of its buildings and machinery and equipment free and clear.

         Additional information regarding the Company's properties is set forth in Notes 4 and 7 on pages 18 and 19 of the Annual Report to Shareholders for the year ended December 31, 1997 which is incorporated herein by reference.

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

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

Executive Officers of Blessings

         The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:

 Name, Age                   Year First                   Office and
and Position               Became Officer            Business Experiences
Michael C. Carlson, 50         1996   Mr.  Michael C. Carlson joined the Company
President-Edison Plastics             in  October,  1996  as  President,  Edison
                                      Plastics.   Prior  to  joining  Blessings
                                      Corporation,  Mr.  Carlson was employed by
                                      James River  Corporation  from 1987 -1996.
                                      While  at  James  River,  his  assignments
                                      included  the  following  positions:  Vice
                                      President  and  General  Manager,  1994 -
                                      1996  and  Vice   President   and  General
                                      Manager - Riegel  Paper  Division,  1990 -
                                      1994.

Timothy Collins, 55            1996   Mr. Timothy  Collins joined the Company in
Assistant Secretary                   1971.  Since that time,  Mr.  Collins  has
                                      served   the   Company  in  a  variety  of
                                      increasingly     responsible     financial
                                      positions,  most  recently  as Manager of
                                      Accounting and Taxation from 1984 - 1996.

Wayne A. Durboraw, 53          1978   Mr. Wayne A. Durboraw has been  Controller
Controller                            of the Company  since  joining  Blessings
                                      Corporation in June, 1978.








Joseph Fernandes, 38           1995   Mr.  Joseph  Fernandes  joined the Company
Treasurer                             in August,  1995 as  Assistant  Treasurer.
                                      Mr.  Fernandes  was  promoted to Treasurer
                                      in  September,   1996.  Prior  to  joining
                                      Blessings  Corporation,  Mr. Fernandes was
                                      employed in commercial  banking serving as
                                      a Vice  President for First Fidelity Bank,
                                      N.A.  from 1993 - 1995 and  Chemical  Bank
                                      from 1982 - 1993.

Kenneth J. Hudson, 46          1995   Mr.  Kenneth J. Hudson  joined the Company
Vice President-Human                  in  January,  1994 as  Director  of  Human
Resources                             Resources.   In   December,   1995,   Mr.
                                      Hudson  was  promoted  to Vice  President,
                                      Human   Resources.   Prior   to   joining
                                      Blessings  Corporation,  Mr.  Hudson  had
                                      been   employed   by   General    Electric
                                      Company    since  1973  serving  as  Human
                                      Resources  Manager for GE  Plastics  since
                                      1991.

Joseph J. Lesnowski, 55        1996   Mr.   Joseph  J.   Lesnowski   joined  the
Vice President -                      Company  in 1974.  Since  that  time,  Mr.
Sourcing / Purchasing                 Lesnowski has served the Company in a
                                      variety  of   increasingly responsible
                                      positions, most recently as Director of
                                      Sourcing/ Purchasing since 1994. In 1996
                                      Mr. Lesnowski was promoted to Vice
                                      President- Sourcing  /Purchasing.






James P. Luke, 55*             1977   Mr.   James  P.  Luke  was  elected   Vice
Executive Vice President              President-Finance   in  August,  1977.  In
- Secretary -                         1984, he was elected Secretary.  Effective
                                      Jannuary, 1988, Mr. Luke was named Chief
                                      Financial Officer February, Executive Vice
                                      President of the Company and a Director and
                                      designated Chief Financial Officer in 1995.

Elwood M. Miller, 53*          1993   Dr.  Elwood M.  Miller  joined the Company
President and Chief                   in July, 1993 as Chief  Operating  Officer
Executive Officer                     Miller  was  promoted  to  President   and
                                      Chief  Executive  Officer.  Prior to July,
                                      1993,  Dr.  Miller was employed by General
                                      Electric   Company  from  1971.  His  most
                                      recent  assignment  with General  Electric
                                      Plastics  was as  Director,  Environmental
                                      Health and Safety from 1991 - 1993.

Manuel Villarreal G., 44*      1994   Sr.  Villarreal  joined  NEPSA in 1976 and
President and Chief                   has  served  in  a  variety  of  executive
Executive Officer of                  functions    since    that    time.    Mr.
Nacional de Envases                   Villarreal  was promoted to President  and
Plasticos, S.A. De C.V.               Chief Executive Officer of NEPSA upon the
(NEPSA)                               Company's acquisition of 60% of that
                                      subsidiary  in  1994.








Jeffery T. Zeber, 42           1997   Mr.  Zeber  joined the Company in October,
General Manager                       1995   as   Director   of   Printing   and
Edison Converting                     Converting  and was  promoted  to  General
Division                              Manager   of   the    Edison    Converting
                                      Division  in  February,  1997.  Prior  to
                                      joining Blessings  Corporation,  Mr. Zeber
                                      was  Operations  Manager for American Can
                                      during   1995  and   Plant   Manager   for
                                      Paramount Packaging from 1989 - 1994.


*  Member of the Board of Directors

                                     PART II

Item  5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                          SHAREHOLDER MATTERS

         Information regarding the market for the registrant's common stock and related shareholder matters is set forth in Note 13 on page 22 in the Annual Report to Shareholders for the year ended December 31, 1997 which is incorporated herein by reference. The registrant's securities are traded on the American Stock Exchange.

Item  6. SELECTED FINANCIAL DATA

         Selected financial data is set forth on page 23 in the Annual Report to Shareholders for the year ended December 31, 1997 which is incorporated herein by reference.

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations is set forth on pages 23 and 24 in the Annual Report to Shareholders for the year ended December 31, 1997 which is incorporated herein by reference.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data are set forth on pages 12-22 in the Annual Report to Shareholders for the year ended December 31, 1997 which is incorporated herein by reference.


Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURES

                  Not Applicable

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                     SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

         Information required under this item with respect to directors is contained on pages 14-17 of the Company's Proxy Statement dated April 9, 1998 in connection with its Annual Meeting to be held on May 19, 1998 which is incorporated herein by reference.

         See also information concerning the Executive Officers of Blessings aforementioned in Part I.

Item 11. EXECUTIVE COMPENSATION

         Executive compensation and compensation of directors is set forth on pages 5-14 of the Company's Proxy Statement dated April 9, 1998 in connection with its Annual Meeting to be held on May 19, 1998 which is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      Security Ownership and Certain Beneficial Owners

         Information required under this item is contained on pages 2 and 3 in the Company's Proxy Statement dated April 9, 1998 in connection with its Annual Meeting to be held on May 19, 1998 which is incorporated herein by reference.

         (b)      Security Ownership of Management

         Total Company common stock owned by all officers and directors as a group amounted to 6,132,233 shares. Other information required under this item is contained on pages 14-16 in the Company's Proxy Statement dated April 9, 1998 in connection with its Annual Meeting to be held on May 19, 1998 which is incorporated herein by reference.

         (c)      Changes in Control

         The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is set forth on pages 14-16 in the Company's Proxy Statement dated April 9, 1998 in connection with its Annual Meeting to be held on May 19, 1998 which is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1.  Financial Statements

         The following consolidated financial statements of Blessings Corporation and its subsidiaries are included on pages 12-22 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, which is incorporated herein by reference:

                                                                    Page (*)

         Independent Auditors' Report.........................         12

         Consolidated Statements of Earnings - Years
           Ended December 31, 1997, December 31, 1996
           and December 30, 1995..............................         13

         Consolidated Statements of Shareholders'
           Equity - Years Ended December 31, 1997,
           December 31, 1996 and December 30, 1995............         14

         Consolidated Balance Sheets at December 31,
           1997 and 1996......................................         15

         Consolidated Statements of Cash Flows -
           Years Ended December 31, 1997, December 31,
           1996 and December 30, 1995.........................         16

         Notes to the Consolidated Financial Statements.......       17-22

(*)      Page numbers refer to pages in Annual Report to Shareholders

         2.  Financial Statement Schedules

         Selected quarterly financial data for the years ended December 31, 1997 and 1996 are included on page 23 in the Annual Report to Shareholders for the year ended December 31, 1997 which is incorporated herein by reference.

         Independent Auditors' Report........................    15

         Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts.....   S-1

         All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

         3.  Exhibits

         Exhibit Number

         2(a)         Stock  Purchase   Agreement  (60%)  by  and  among  Manuel
                      Villarreal  Castaneda,  et al, as Sellers,  and  Blessings
                      Corporation, as Purchaser, dated June 30, 1994; filed with the  Commission  as an  Exhibit  to Form 8-K filed July 8,
                      1994, such Exhibit is incorporated herein by reference.
         2(b)         Stock  Purchase   Agreement  (40%)  by  and  among  Manuel
                      Villarreal  Castaneda,  et al, as Sellers,  and  Blessings
                      Corporation,  as Purchaser,  dated February 9, 1998; filed with  the  Commission  as an  Exhibit  to Form  8-K  filed
                      February 20, 1998, such Exhibit is incorporated  herein by reference.
         3(a)         Certificate of Incorporation of Blessings Corporation with all Amendments  through Amendment dated December 15, 1994;
                      filed  with the  commission  as an Exhibit to Form 10K for
                      the  year  ended  December  31,  1994,   such  Exhibit  is
                      incorporated herein by reference.
         3(b)         Bylaws of Blessings Corporation as amended through July 8,
                      1993;  filed with the Commission as an Exhibit to Form S-8
                      Registration   Statement  filed  October  15,  1993,  such
                      Exhibit is incorporated herein by reference.
         4            Not applicable
         9            Not applicable
         10(a)        Blessings    Corporation   Cost   Recovery    Supplemental
                      Retirement  Income Plan;  filed with the  commission as an
                      Exhibit to Form 10K for the year ended  December 31, 1994, such Exhibit is incorporated herein by reference.
         10(b)        Blessings  Corporation  1991 Stock Option Plan; filed with the  Commission  as an  Exhibit  to Form S-8  Registration
                      Statement   filed   July  15,   1991,   such   Exhibit  is
                      incorporated herein by reference.
         10(c)        Blessings  Corporation 1993 Incentive Plan; filed with the
                      Commission   as  an  Exhibit  to  Form  S-8   Registration
                      Statement   filed  October  15,  1993,   such  Exhibit  is
                      incorporated herein by reference.
         10(d)        1993 Restricted  Stock Plan for  Non-Employee  and Certain
                      Other Directors of Blessings  Corporation;  filed with the
                      Commission   as  an  Exhibit  to  Form  S-8   Registration
                      Statement   filed  October  17,  1994,   such  Exhibit  is
                      incorporated herein by reference.
         10(e)        Blessings  Corporation  1993 Restricted Stock Plan for Key
                      Employee;  filed with the Commission as an Exhibit to Form
                      S-8  Registration  Statement  filed October 17, 1994, such
                      Exhibit is incorporated herein by reference.

         10(f)        Term Loan Agreement  dated August 18, 1994,  between Chase
                      Manhattan Bank, N.A. and First Fidelity Bank,  N.A., filed with the commission as an Exhibit to Form 10K for the year ended  December  31, 1994,  such  Exhibit is  incorporated herein by reference.
         10(g)        Revolving Credit Agreement dated October 16, 1995, between
                      Wachovia Bank of Georgia,  N.A. and First  Fidelity  Bank,
                      N.A.;  filed with the commission as an Exhibit to Form 10K for the year ended  December  30,  1995,  such  Exhibit is incorporated herein by reference.
         10(h)        Note Purchase  Agreement  dated February 2, 1996,  between
                      Principal  Mutual Life Insurance  Company;  filed with the commission as an Exhibit to Form 10Q for the quarter ended
                      March 31,  1996,  such Exhibit is  incorporated  herein by reference.
         10(i)        1995 Non-Employee  Directors Stock Option Plan; filed with the  commission  as an  Exhibit  to Form S-8  Registration
                      Statement  filed  September  20,  1996,  such  Exhibit  is incorporated herein by reference.
         10(j)        Key Executive Severance  Agreement and Stock,  Pension and
                      SERP Supplements;  filed with the commission as an Exhibit to Form 10K for the year ended  December  31,  1996,  such
                      Exhibit is incorporated herein by reference.
         10(k)        1996 Executive Stock Loan Purchase Program; filed with the commission  as an  Exhibit  to Form 10K for the year ended
                      December 31, 1996, such Exhibit is incorporated  herein by reference.
         10(l)        Blessings  Corporation  Blessings 1997 Long-Term Incentive
                      Plan;  filed with the Commission as an Exhibit to Form S-8
                      Registration  Statement  filed July 15, 1997, such Exhibit is incorporated herein by reference.
         10(m)        Michael  Carlson  Compensation  Contract;  filed  with the
                      Commission   as  an  Exhibit  to  Form  S-8   Registration
                      Statement  filed  September  15,  1997,  such  Exhibit  is incorporated herein by reference.
         10(n)        Key  Executive   Severance   Agreement;   filed  with  the
                      commission  as an  Exhibit  to Form 10K for the year ended
                      December 31, 1997, filed herein.
         11           Not  required -  explanation  of earnings  per share
                      computation  is  contained  in Notes to
                      Consolidated Financial Statements
         12           Not applicable
         13           Blessings  Corporation  Annual Report to Shareholders  for
                      the year ended December 31, 1997 - filed herewith
         16           Not applicable
         18           Not applicable
         21           Subsidiaries of Blessings Corporation - filed herewith
         22           Not applicable
         23           Consent of Deloitte & Touche LLP
         27           Financial data schedule
         99           Proxy Statement for 1997 Annual Meeting of Shareholders -
                      filed herewith

         (b)          Reports on Form 8-K

     Registrant filed one Current Report on Form 8-K, dated October 24, 1997, relating to a press release regarding the Company's announcement that it had entered into a non-binding letter of intent to acquire the remaining 40% of its 60% owned subsidiary in Mexico, Nacional de Envases Plasticos, S. A. de C. V. (NEPSA).

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Blessings Corporation
Newport News, Virginia

We have audited the consolidated financial statements of Blessings Corporation and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated February 20, 1998; such consolidated financial statements and report are included in your December 31, 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Blessings Corporation listed in Item 14. These consolidated financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
Richmond, VA
February 20, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BLESSINGS CORPORATION
                                                 (Registrant)

DATED:  March 26, 1998

                                             By  /s/Elwood M. Miller
                                                 -------------------
                                                 Elwood M. Miller
                                                 President and Chief Executive
                                                 Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                    Title                          Date
                           President and Chief
                           Executive Officer
/s/Elwood M. Miller        Director                           March 26, 1998
-------------------
Elwood M. Miller

                           Chairman of the Board
/s/John W. McMackin        Director                           March 26, 1998
-------------------
John W. McMackin

                           Executive Vice President
                           Secretary and Chief
                           Financial Officer
/s/James P. Luke           Director                           March 26, 1998
----------------
James P. Luke

/s/Wayne A. Durboraw       Controller                         March 26, 1998
--------------------
Wayne A. Durboraw


/s/Leonard Birnbaum        Director                           March 26, 1998
-------------------
Leonard Birnbaum


/s/Joseph J. Harkins       Director                           March 26, 1998
--------------------
Joseph J. Harkins


/s/J. Donovan Williamson   Director                           March 26, 1998
------------------------
J. Donovan Williamson

                                                                         S-1
                     BLESSINGS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                       COLUMN A                                  COLUMN B              COLUMN C                COLUMN D    COLUMN E
-------------------------------------------------------    ---------------------  ---------------------       ---------  -----------


                                                                                      Additions
                                                                              --------------------------
                                                                                   (1)            (2)
                                                                                 Charged
                                                                 Balance at      To Costs     Charged to                  Balance
                                                                 Beginning     And Expenses    Other        Deductions     at End
                     Description                                 Of Period                    Accounts         (A)       Of Period
------------------------------------------------------- --------------------- ---------------------- --------------------- --------
YEAR ENDED December 31, 1997:

                                Allowance for doubtful
                                   accounts receivable            $1,541,000     $394,000       --           ($331,800)   $1,603,200
                                                                  ==========     ========    =========       ==========   ==========


YEAR ENDED December 31, 1996:

                                Allowance for doubtful
                                   accounts receivable            $1,172,600     $613,700       --           ($245,300)   $1,541,000
                                                                  ==========     ========    =========       ==========   ==========


YEAR ENDED December 30, 1995:

                                Allowance for doubtful
                                   Accounts receivable            $1,170,700     $166,900       --          ($165,000)    $1,172,600
                                                                  ==========     ========    =========      ==========    ==========


(A) Write-offs during year