Form 10-Q
period 1998-03-31
BLESSINGS CORP
filed 1998-05-14
CIK 12614

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1998
                                                        OR

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

Yes   x   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                   Outstanding as of May 1, 1998

Common stock, $.71 par value                            10,127,107

                              BLESSINGS CORPORATION
                                      INDEX

                                                                 PAGE NUMBER

PART I:   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets
          March 31, 1998 and December 31, 1997                        1

          Consolidated Condensed Statements of
          Earnings - quarters ended March 31, 1998
          and March 31, 1997                                          2

          Consolidated Condensed Statements of
          Cash Flows - quarters ended March 31, 1998
          and March 31, 1997                                          3

          Notes to Consolidated Condensed
          Financial Statements                                        4

          Review by Independent Certified
          Public Accountants                                          7

          Independent Accountants' Report                             8

          Letter in Lieu of Consent of Independent
          Public Accountants                                          9

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                              10

PART II:  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                           13

                          PART I. FINANCIAL INFORMATION
                     BLESSINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                            March 31, 1998   December 31, 1997*
                                            --------------   -----------------
                                             (Unaudited)          (Audited)
ASSETS
Current Assets:
  Cash & cash equivalents                    $  4,753,100       $  5,106,200
  Accounts receivable less allowance for
    doubtful accounts of $809,600 &
    $1,603,200                                 22,021,500          21,632,600
  Inventories                                  13,164,000          14,309,200
  Prepaid deferred taxes                        1,510,300           1,510,300
  Prepaid expenses                              2,459,500           1,039,900

                                             ------------        -------------
      Total Current Assets                     43,908,400          43,598,200
                                             ------------        -------------

Property, plant and equipment less
  accumulated depreciation & amortization
  of $45,408,400 & $42,712,100                 91,616,000          89,378,200
Goodwill net of accumulated amortization
  of $3,998,800 and $3,710,700                 25,964,100          22,794,600
Deferred taxes                                  7,088,300           7,267,300
Other assets                                    2,177,300           2,284,700

                                             ------------        -------------
      Total Assets                           $170,754,100        $165,323,000
                                             ============        ============
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses      $ 19,377,300        $ 21,862,400
  Taxes on income                               2,576,000           1,765,400
  Current installments on long-term debt        4,281,300           3,125,000
  Deferred taxes                                1,497,700           1,397,000
                                             ------------         ------------
      Total Current Liabilities                27,732,300          28,149,800
                                             ------------         ------------

Long-term debt                                  47,500,000         30,937,500
Deferred taxes on income                        10,098,500          9,572,500
Deferred supplemental pension liability          2,587,300          2,267,100
Minority interest                                    --            14,633,900
Shareholders' Equity:
  Common stock                                   7,252,500          7,252,500
  Additional paid in capital                     5,987,100          5,968,100
  Translation loss                              (6,255,900)        (6,255,900)
  Retained earnings                             76,751,300         73,823,200
                                              ------------       ------------
                                                83,735,000         80,787,900
Common stock in treasury at cost                  (899,000)        (1,025,700)
                                              ------------       ------------
      Total Shareholders' Equity                82,836,000         79,762,200
                                              ------------       ------------
      Total Liabilities and Shareholders'
        Equity                                $170,754,100       $165,323,000
                                              ============       ============

See accompanying Notes to Consolidated Condensed Financial Statements.

*The balance sheet at December 31, 1997 has been taken from audited Financial Statements at that date, and condensed.

                     BLESSINGS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                    3 Months Ended
                                       ----------------------------------------
                                       March 31, 1998          March 31, 1997
                                       --------------          --------------

Net sales                                $  44,900,500          $  45,076,700
                                         -------------          -------------

  Cost of sales                             30,970,200             31,510,300
  Selling, general and administrative        7,273,700              7,525,600
  Foreign exchange loss                        561,000                211,500
  Interest & dividends - net                   829,400                715,000
                                         -------------          -------------
    Total costs and expenses                39,634,300             39,962,400
                                         -------------          -------------

Earnings from operations before
  provision for taxes on income
  and minority interest                      5,266,200              5,114,300
                                         -------------          -------------

Taxes on income
  Current                                    1,514,000              1,952,700
  Deferred                                     584,400                 66,000
                                         -------------          -------------
    Total taxes                              2,098,400              2,018,700
                                         -------------          -------------

Minority interest in net income of
 subsidiary                                    239,700                798,700
                                         -------------          -------------

Net Earnings                             $   2,928,100          $   2,296,900
                                         =============          =============

Average number of shares of common
  stock outstanding                         10,126,857             10,125,386
                                         =============          =============

Diluted shares of common stock              10,169,720             10,148,583
                                         =============          =============

Basic earnings per share                         $ .29                  $ .23
                                         =============          =============

Diluted earnings per share                       $ .29                  $ .23
                                         =============          =============

See accompanying Notes to Consolidated Condensed Financial Statements.

                     BLESSINGS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                          3 Months Ended
                                                 ------------------------------
                                                 March 31, 1998  March 31, 1997
                                                 --------------  --------------

Cash flows from operating activities:
  Net earnings from operations                    $  2,928,100   $  2,296,900
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                  2,728,500      2,644,700
      Amortization - goodwill                          288,100        265,000
      Amortization - other                              15,000         15,000
      Minority interest in net income of con-
        solidated subsidiary                           239,700        798,700
      Provision for losses on accounts receivable       80,000        217,500
      (Gain) loss on sale of assets                    (10,500)         1,000
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable      (898,300)       600,300
      (Increase) decrease in inventories               976,800     (1,360,500)
      (Increase) decrease in prepaid expenses       (1,136,700)       210,400
      Increase (decrease) in accounts payable
        & accrued expenses                          (1,919,000)    (2,892,500)
      Increase (decrease) in taxes on income           541,100      1,208,600
      Increase (decrease) in deferred taxes
        on income                                      584,400         66,000
      (Increase) decrease in other assets             (347,400)       (73,300)
      Increase (decrease) in other liabilities         800,300        264,600

                                                   -----------   ------------
Net cash provided by operating activities            4,870,100      4,262,400
                                                   -----------   ------------

Cash flows from investing activities:
  Proceeds from disposition of fixed assets             36,200         18,200
  Capital expenditures                              (4,369,500)    (5,265,300)
  Payment made for Mexican subsidiary              (18,500,000)         --

                                                   -----------   ------------
Net cash required by investing activities          (22,833,300)    (5,247,100)
                                                   -----------   ------------

Cash flows from financing activities:
  Reduction of long-term debt                         (781,300)      (924,400)
  Proceeds from issuance of long-term debt          18,500,000          --
  Proceeds from issuance of short-term debt              --         2,000,000
  Issuance and acquisition of treasury stock
    - net                                              145,700        (90,400)

                                                   -----------   ------------
Net cash provided by financing activities           17,864,400        985,200
                                                   -----------   ------------

Effect of exchange rate changes on cash               (254,300)       (27,600)
                                                   -----------   ------------

Net incr. (decr.) in cash and cash equivalents        (353,100)       (27,100)

Cash and cash equivalents at beginning of year       5,106,200      5,801,800

                                                   -----------   ------------
Cash and cash equivalents at end of period         $ 4,753,100   $  5,774,700
                                                   ===========   ============

See accompanying Notes to Consolidated Condensed Financial Statements.

                     BLESSINGS CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                      (See Independent Accountants' Report)


1.       The  consolidated  condensed  balance  sheet  as  of  March  31,  1998, the consolidated condensed statements of earnings for the three months ended March 31, 1998 and 1997, and the consolidated condensed statements of cash flows for the same periods then ended have been prepared by the Company without audit. The consolidated financial statements include Nacional de Envases, S.A. de C.V. (NEPSA), the Company's 100% owned Mexican subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, result of operations and cash flows at March 31, 1998, and for all periods presented have been made. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. For accounting policies, see Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997.

2. In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The Company adopted this standard effective at the beginning of the year and it had no effect on the Company's financial statements for the first quarter.

         Also in June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The statement requires enterprises to report financial and descriptive information about its operating segments, products and services, countries and major customers, as well as reconciliations of segment financial information to corresponding amounts in the general-purpose financial statements.

         In February, 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 131 and 132 will be adopted for the Company's 1998 fiscal year.

3. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

4.       Inventories:

                                     March 31, 1998         December 31, 1997

          Raw Materials               $  8,766,400            $ 10,189,300
          Finished Goods                 4,397,600               4,119,900
                                      ------------            ------------
                                      $ 13,164,000            $ 14,309,200
                                      ============            ============

5. Long-term debt:

                                     March 31, 1998        December 31, 1997
   Long-term debt consists
   of the following:

   6.55% Note due 2002                $  10,000,000           $  10,000,000
   7.22% Note due 2008                   10,000,000              10,000,000
   NEPSA Credit Agreement                13,281,300              14,062,500
   NEPSA Term Loan                       18,500,000                  --
                                      -------------           -------------
                                      $  51,781,300           $  34,062,500
   Less installments due
   within one year                        4,281,300               3,125,000
                                      -------------           -------------
           Due after one year         $  47,500,000           $  30,937,500
                                      =============           =============

   For further details, see Note 6 of the Annual Report to Shareholders for the fiscal year ended December 31, 1997.

6. Net earnings per share for the periods presented have been computed based upon the weighted average number of shares outstanding during the period. The following schedule represents a reconciliation of the numerator and the denominator used to calculate basic and diluted earnings per share for the quarters ending March 31, 1998 and 1997:

                            1998                              1997
                --------------------------------   ----------------------------
                   Income Shares Per-Share Income Shares Per-Share (Num.) (Denom.) Amount (Num.) (Denom.) Amount
                ----------  ----------   -----   ---------- ----------   -----
Basic EPS       $2,928,100  10,126,857   $.289   $2,296,900 10,125,386   $.227

Effect of
Dilutive Options    --          42,863                --        23,197
                ----------  ----------           ---------- ----------
Diluted EPS     $2,928,100  10,169,720   $.288   $2,296,900 10,148,583   $.226
                ==========  ==========   =====   ========== ==========   =====

7.       Shareholders' Equity

         During the three months ended March 31, 1998, shareholders' equity increased as follows:

          Net earnings                                             $ 2,928,100
          Issuance and acquisition of treasury     stock - net         145,700
                                                                   -----------
          Total increase in shareholders' equity                   $ 3,073,800
                                                                   ===========
8.       Interest and Dividends - Net

                                                       3 Months Ended
                                            March 31, 1998     March 31, 1997

          Interest expense                   $   985,200        $   846,300
          Interest income                       (155,800)          (131,300)
                                             -----------        -----------
          Total interest and dividends - net $   829,400        $   715,000
                                             ===========        ===========

9. During the three month period ending March 31, 1998, the effective tax rate was 39.8% compared to a rate of 39.5% during the same period last year ending March 31, 1997. Income taxes have been computed based on the estimated annual effective tax rate.

10. The purchase of 60% of NEPSA in July, 1994 and the remaining 40% in February, 1998 resulted in $26,505,300 and $3,457,600 of goodwill, respectively. These amounts are being amortized on a straight-line basis over its estimated life of 25 years.

11. Cash payments for interest and income taxes were:

                                                   3 Months Ended
                                        March 31, 1998          March 31, 1997

          Interest                       $ 1,173,300             $ 1,245,000
          Income tax                     $    39,400             $   544,300

                                    REVIEW BY

                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Consolidated Condensed Financial Statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been reviewed prior to filing by Deloitte & Touche LLP, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting  upon their review is included as
Part I - Exhibit 1.

Independent Accountants' Report



To the Board of Directors
Blessings Corporation
Newport News, Virginia


We have reviewed the accompanying consolidated condensed balance sheet of Blessings Corporation and subsidiaries as of March 31, 1998, and the related consolidated condensed statements of earnings and cash flows for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Blessings Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 20, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which is has been derived.



Deloitte & Touche LLP
Richmond, Virginia
April 17, 1998

April 17, 1998



Board of Directors
Blessings Corporation
Newport News, Virginia


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Blessings Corporation and subsidiaries for the three months ended March 31, 1998 and 1997, as indicated in our report dated April 17, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated by reference in the following Registration Statements:

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



Deloitte & Touche, LLP
Richmond, Virginia

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY:

          The following table set forth for the period indicated 1) the amounts and percentages which Certain items reflected in the financial data bear to net sales of the Company and 2) the percentage Increase (decrease) of such items as compared to the indicated prior period:


                                 Relationship to Net Sales             Percent
                                         3 Months Ended               Increase/
                                                                      (Decrease)
                          ------------------------------------------
                             March 31,   Percent  March 31,  Percent  1998/1997
                               1998                  1997

Net Sales                 $44,900,500     100.0  $45,076,700  100.0      (.4)

Cost of sales              30,970,200      69.0   31,510,300   69.9     (1.7)
                          -----------     -----  ------------ -----

Gross margin               13,930,300      31.0   13,566,400   30.1      2.7

Other costs and
  Expenses                  8,664,100      19.3    8,452,100   18.8      2.5
                          -----------     -----  ------------ -----

Earnings from operations
 before taxes on income
 and minority interest      5,266,200      11.7    5,114,300   11.3      3.0

Taxes on income             2,098,400       4.7    2,018,700    4.5      3.9
                          -----------     -----  -----------  -----

Minority interest in net
  income of subsidiary        239,700        .5      798,700    1.8    (70.0)
                          -----------     -----  -----------  -----

Net earnings               $2,928,100       6.5   $2,296,900    5.1     27.5
                          ===========     =====  ===========  =====    ======

RESULTS OF OPERATIONS:

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

Net Sales:

         Net sales, both dollars and units, were relatively constant during the first quarter of 1998 with those reported for the first quarter of 1997. Domestic demand remains strong with the United states operations reporting a 3% increase in unit volume over last year. This increase, however, was offset with the Company's Mexican operations reporting lower results due to a generally sluggish economy and production problems. The Company is addressing these issues and expects improved results in Mexico during the second quarter.

Operating Costs and Expenses:

         Gross margins improved by almost one percentage point over the same quarter last year primarily due to reductions in polyolefin prices during the quarter and a higher margin domestic sales mix. NEPSA's production difficulties had an adverse effect on margins in Mexico.

Taxes on Income:

         The effective tax rate for the first quarter ended March 31, 1998 was 39.8% comparable to the 39.5% reported for the first quarter of 1997.

Liquidity and Capital Resources:

         As of March 31, 1998, the Company had working capital of $16,176,100 compared to $15,448,400 at year-end, an increase of $727,700. The ratio of current assets to current liabilities at the end of the quarter was 1.6 to 1 compared to 1.5 to 1 at year-end. During the quarter the Company entered into an $18,500,000 unsecured Term Loan Agreement with a major lending institution for the purchase of the remaining 40% ownership of NEPSA. The Company was not utilizing any of its $25 million revolving credit nor its $12 million short-term credit at the end of the quarter. For further details, see Note 6 of the Annual Report to Shareholders for the fiscal year ended December 31, 1997.

Year 2000:

         During 1996 and 1997 the Company updated computer hardware and implemented an integrated manufacturing, sales and financial system in both the United States and Mexico. While the primary purpose of the system upgrades was to enhance customer service and improve information reporting, the upgrades were "year 2000 compliant". Accordingly, the Company does not anticipate additional material expenditures related to the year 2000. The Company does not use its systems extensively in dealing with suppliers, customers and financial institutions. The year 2000 problem arises when computer programs cannot process data for the year 2000 and beyond.

Other:

         In a joint news release issued on April 8, 1998 Blessings and Huntsman Packaging Corporation announced that they had entered into a Definitive Merger Agreement in which Huntsman had agreed to acquire all of the issued and outstanding shares of Blessings for $21.00 per share. A tender offer was made to all Blessings shareholders by Huntsman on April 14, 1998 and is scheduled to expire on Monday, May 11, 1998.

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits:

                     27.      Financial Data Schedule

            (b) Reports on Form 8-K: Registrant filed two Current Reports on Form 8-K, dated February 20, 1998 relating to the acquisition of the remaining 40% ownership of NEPSA and the engagement of Bowles Hollowell Conner and Company to advise the Company's Board in an evaluation of strategic alternatives to optimize shareholder value.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                              BLESSINGS CORPORATION




DATED:   May 12, 1998      /s/Wayne A. Durboraw
                           __________________________________________
                              Wayne A. Durboraw, Controller



DATED:   May 12, 1998      /s/James P. Luke
                           __________________________________________
                              James P. Luke, Executive Vice President
                              (Principal Financial Officer)